Form 10-K
period 2011-12-31
Online-Redefined, Inc.
filed 2012-05-03
CIK 1528171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-K

(Mark One)

  X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.: 333- 176752

ONLINE-REDEFINED, INC.

(Exact name of registrant as specified in its charter)

Delaware	8471	26-3897720
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

1347 North Stanley Avenue - #4

Los Angeles, CA 90046

(Address of principal executive offices)

(203) 668-5029

(Issuer’s telephone number)

___________N/A____________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       .  No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes       .    No   X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       .    No   X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X .  No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .                   Accelerated filer       .

Non-accelerated filer       .    Smaller reporting company   X .

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes       .    No   X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 1, 2012:  $70,000.

The number of shares of the registrant’s common stock outstanding as of May 1, 2012:  4,204,000.

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments related to business support services and outsourced business processes, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Plan of Operations.”

PART I

References to “us”, “we” and “our” in this report refer to Online-Redefined, Inc.

ITEM 1.BUSINESS.

Online-Redefined is a multi faceted computer consulting company that specializes in programming, networking, and customization of hardware for small to mid size businesses. Clients are provided with creative website design, search engine optimization, graphics, and retail applications for their online catalogs. We currently utilize from six to ten part time programmers, designers and other specialists retained on an “as needed” basis in these efforts.  We currently have limited revenues and continuing losses and its auditors have expressed a going concern qualification in their report. The Company intends to address these issues by expanding its current operations by offering broader and more advanced applications and services aimed at the rapidly evolving mobile technology market. We have elected not to concentrate on these efforts until we receive the funding necessary to complete all projects we chose to undertake.  Online-Redefined believes with enhancements to its staff and product offering it will be able to compete for projects for mid-large size companies. The Company will hire specialized in-house programming staff, graphic designers, and developers with expertise in languages such as Java, Perl, PHP, Grails and Ruby on Rails and use a greater number of independent consultants on an as needed basis. Online-Redefined also intends to move clients to downloadable applications or widgets for smart phones and tablets for access to information on a server without requiring an internet browser. There is no assurance that the Company will be successful in these endeavors or that if accomplishes all of these steps it will be able to operate profitably. Based on informal preliminary studies and experience in the industry, the Company believes that its plans represent a legitimate growth opportunity for the Company and its shareholders.  Our plan is to aggressively move into these new business areas in the 12 months following the date of this report.

We were established as a Delaware corporation in December 2008 under the name Maverick West Marketing Group, Inc. Our offices are located at 1347 North Stanley Avenue – Suite 4, Los Angeles, California 90046, which is the residence of our Chief Executive Officer, and our telephone number is 203-688-5029. Our web site is www.onlineredefined.com. Any information that may appear on our web site should not be deemed to be a part of this report.

Industry Overview

The Internet has become an integral part of many people's lives. The Internet is increasingly being used to find information, communicate and conduct business. The increasing acceptance of the Internet has created significant opportunities for companies that seek to grow and demand increased efficiencies. Many companies are taking advantage of the Internet's opportunities to strengthen customer relationships, improve operational efficiency and spur product innovation.

Developing successful Internet businesses that promote interactive relationships requires a special set of capabilities. Developers of these businesses must provide integrated strategy, creative technology and project management services. In addition, developers must have the ability to understand the needs of customers and fulfill them. Further, companies often lack the management and technical infrastructure required to develop and support Internet services.

Therefore, companies seeking to do business over the Internet are increasingly engaging Internet professional services firms to provide integrated strategy, creative, technology and project management services.

Our Services

We currently provide fully integrated Internet professional services to our clients to enable them to develop and enhance their interactive capabilities. We develop Internet services and strategies that add value to our clients' businesses. The services we can provide include strategic planning, Web site content development, graphic design and computer programming. The following is a description of the aspects of our services:

Strategic Services

We help clients develop Internet strategies for their businesses. We work closely with our clients to understand and analyze their businesses. We help our clients develop their Internet strategies in the context of their business and marketing goals. Our strategic services include assisting our clients in:

•

developing Internet strategies to reach new customers less expensively and to better reach existing customers;

•

Improving the efficiency of internal operations; and,

•

promoting customer loyalty for our clients through effective Internet communication.

Internet Commerce and Communication Services

We help our clients use the Internet as an effective means of dealing with their customers. We help create Websites for our clients that reflect the entire customer relationship, including:

•

introducing relevant, customized information, products and services;

•

demonstrating the benefits of our clients' products and services; and,

•

permitting customers to efficiently effect transactions with our clients.

Creative Services

We assist clients in designing websites that are user-friendly and that effectively present our clients' products and services. We work closely with our clients to understand their products and services and the needs of their customers. We advise clients on how they can bring their product and service online. We also offer web site maintenance services, where we manage the hosting of a client's web site.

Systems

We recommend and install appropriate hardware and software networks that support our clients' Internet strategies. We can also adapt and develop custom software solutions and build add-on components to our clients' existing software applications.

Growth Strategy

We believe that our business can grow in two ways. The first would be to expand internally by hiring more employees, completing additional consulting or design projects entering into additional agreements with clients and/or partnering with third parties. We anticipate this to occur during the 2012 calendar year. The second would be through acquisitions or mergers with other entities in its or other businesses. We believe that the opportunity to acquire other businesses for stock because we are a public company will enhance our ability to expand through acquisitions. Since we must establish our own viability as an operating public company, we anticipate that these activities will not occur until at least the latter half of 2012.

Selection of Business Opportunities

We anticipate that in the event that we elect to seek a business opportunity, such as a merger or acquisition, the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that being a public corporation will help us find an acquisition candidate for the following reasons; facilitate and improve the terms on which additional equity financing may be sought, provide incentive stock options or similar benefits to key employees, increase the opportunity to use securities for acquisitions, provide liquidity for shareholders, and other factors. Management anticipates that business opportunities may be available in many different industries, both within and without the Internet professional services industry and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We will have limited capital with which to provide the owners of business entities with any cash or other assets which may be attractive. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, who are not professional business analysts. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company after the business combination; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

We may acquire a venture which is in its preliminary or development stage, which is already in operation, or in any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

With respect to negotiations with a target company, management expects to focus on the percentage of the company which target company shareholders would acquire in exchange for their shareholdings in the target company. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

Marketing

We intend to develop a marketing team which we believe will be crucial to our future growth and success. The marketing team would be engaged full-time to develop our brand and image recognition. We intend to participate in executive seminars, trade shows and market research. In addition, we may make presentations at seminars and advertise our services in the print or other media to improve our visibility.

Competition

We engage in a highly competitive and fragmented industry. Almost all of our competitors are, on an overall basis, larger than us or are subsidiaries of larger companies, and therefore may possess greater resources than us. Furthermore, because our business does not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms.

Competition for our service is based primarily on reputation, track record, experience, quality of service and price.  We believe that we are able to compete on those basis.  We also believe that if we are able to add additional qualified employees we will be able to compete against larger regional firms due to our increased capacity.

Properties

We have no properties and at this time have no agreements to acquire or lease any properties. We currently operate from within our CEO’s residence without cost to us. If our operations expand, we may be required to rent offices. Management believes that office space will be available at reasonable rents when such space is needed.

Intellectual Property Rights

We have no proprietary software or products. We rely on non-disclosure agreements with our employees to protect the proprietary software and other proprietary information of our clients. Any unauthorized use or disclosure of this information could harm our business.

Personnel

We  currently  no employees  except,  Dan  Faiman,  our  President  and  CEO, we engage programmers and other experts from time to time as consultants as required for specific projects.

Customers

No customer represented more than ten (10%) of our revenue during the last two fiscal years.

Internet Website

We do not maintain a website.

Item 1A.Risk Factors.

You should carefully consider the following factors in evaluating our business, operations and financial condition.  The occurrence of any the following risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

We have had limited operations and require substantial additional funds to execute our business plan Our operations have been on a relatively small scale and we will require additional funding to fund our planned expansion of our operations. We will need to raise additional funds of $500,000 to $2,500,000 to further develop our services and to become credible for acquisitions of companies offering competing services. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and stockholders may experience dilution. Moreover, such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance new product offerings or respond to competitive pressures. We have no commitments to raise the additional capital we will need to fully execute our business plan. Thus we may never grow to a point where our stock price will allow investors to realize any return on their investment or not lose their entire investment. Recent economic developments and the current economic climate may make it especially difficult to raise additional funds.  Even if we are not able to raise additional funds, we believe that we will be able to continue operations at or near current levels for at least one year.

Our independent auditors have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended December 31, 2010 and December 31, 2011 from our independent registered public accounting firm that includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

We will not be subject to all of the requirements of the Securities Exchange Act of 1934 ("34 Act") and this will limit information available about us.   We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file current reports, periodic reports, annual reports, and other information with the Securities and Exchange Commission, as required. Currently, we do not expect to file a 1934 Act registration statement. Accordingly, and because at this time we are not going to have a class of securities registered under the 34 Act, we will not be subject to proxy rules or Section 16 or 14 of the 1934 Act, until such time as we do file a 34 Act registration statement.  This means that information regarding securities holdings of our officers, directors and 10% stockholders will not be made available on a current basis and we will be able to take shareholder actions without complying with the SEC's proxy rules.  In addition, Section 15(d) of the 34 Act provides an automatic suspension of the periodic reporting obligation as to any fiscal year (except the fiscal year in which the registration statement became effective) if an issuer has fewer than 300 security holders of record at the beginning of such fiscal year.  If our reporting obligation is suspended, investors in our stock may be adversely impacted by the lack of such information, including current reports, periodic reports and annual reports.

Our ability to hire additional personnel is important to the continued growth of our business. Our continued success depends upon our ability to attract and retain a group of motivated marketing and business support of people. We cannot guarantee that we will be able to hire and retain a sufficient number of qualified personnel.

We face substantial competition. Competition in all aspects of the computer consulting services industry is intense. We will compete against computer services consulting companies with name familiarity and greater financial resources. A large part of our effort will be directed to being recognized in this market of large players and, as a small company, to gain the trust of purchasing decision makers at our potential customers. Competitors may seek to duplicate the benefits of our services in ways that do not infringe on any proprietary rights that we can protect. As a result we could find that our entire marketing plan and business model is undercut or made irrelevant by actions of other companies under which we have no control. We cannot promise that we can accomplish our marketing goals and as a result may experience negative impact upon our operating results.

Our success depends to a large extent upon the continued service of key managerial and technical employees and our ability to attract and retain qualified personnel. Specifically, we are highly dependent on the ability and experience of our key employee, Dan Faiman, our president and CEO. We do not have an employment agreement with Mr. Faiman. The loss of Mr. Faiman would present a significant setback for us and could impede the implementation of our business plan. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

The ability of our president to control our business will limit minority shareholders' ability to influence corporate affairs. Our president, Dan Faiman, owns 3,920,000 or approximately 93.2% of our 4,204,000 issued and outstanding shares.  Because of his stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because she may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

If we do not receive additional financing we will not be able to execute our planned expansion. We require between $500,000 and $2,500,000 in debt or equity financing effect a planned expansion of our operations. Management believes that it will be able to raise funds for us after we commence trading on the Over the Counter Bulletin Board (“OTCBB”).  However, we cannot be certain that we will accomplish these goals or that, even if we do, that additional funds will be raised. No one has committed to invest the money we need to complete our planned expansion. If we cannot expand our business, it is unlikely that we will be able to support a stock price close to the amount paid by our investors and our investors may lose all or most of their investment.  Recent economic developments and the current economic climate may make it especially difficult to raise additional funds.  If we do not raise additional funds, we may be required to abandon our current business plan and either operate our plan on a much smaller scaled basis or seek a different line of business. However, we will use our concerted best efforts to seek additional funds and affect our planned business and we have no other present plans.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, at such time as we are required to file an annual report pursuant to section 13(a) or 15(d) of the Exchange Act. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of the end of our fiscal year.   We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.  Our initial annual report may contain a statement to the effect that "This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies."

The Success of Our Business Depends on the Development and Enhancement of Our Services and Attracting and Retaining a Large Number of Potential Customers. Our success depends on developing and enhancing our services and attracting a large number of potential customers and persuading them to use our services. Our success is also dependent on ensuring that these customers remain our loyal long-term customers. If we fail to persuade customers to utilize our services or our competitors are more successful in achieving sales, then our revenues will suffer. As a new business, we lack recognition in the market. We do not have any services currently available. The limited funding that will be available to us upon the successful completion of this offering, which is not assured, will not permit us to offer extensive computer support services and may not enable us to obtain the number and caliber of customers necessary to achieve profitable operations. Our customers may not accept our computer support and service solutions over those offered by our competitors because they may doubt our ability to continue without funding.  Furthermore, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we currently anticipate to attract and retain customers.

The Computer Services Consulting Business Is Subject to Rapid Technological Change and, if We Do Not Respond to Technological Developments on a Timely and Cost-Effective Basis to Better Serve Our Customers and Meet Their Expectations, it Could Adversely Impact Our Ability to Attract and Retain Customers. The markets that we will serve are subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render our proposed consulting services obsolete at any time. If we are unable to utilize leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, it could adversely impact our ability to attract and retain customers. As a result, our market position could be eroded rapidly by advancements by competitors. It is not possible to predict presently the life cycle of any of our proposed consulting service. Broad acceptance of these proposed services by customers will be critical to our future success, as will our ability to perform services on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards. We may not be able to successfully implement new technologies, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. Further, new services offered by others may meet the requirements of the marketplace and achieve market acceptance.  A general trend exists in our industry where computer software becomes more user-friendly over time and potential customers seek to perform services similar to ours in-house.  These trends, if they continue, could negatively affect our ability to attract and retain clients.

Intense Competition May Result in Price Reductions and Decreased Demand for Our Services. We expect to face strong competition from well-established companies and small independent companies like ourselves that may result in price reductions and decreased demand for our services. Our strategy to overcome these competitive factors, which is described in this report under "Our Business - Competition," may not be successful. We will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide the superior, highly customized, state-of-the-art logistical analysis and problem-solving services and solutions demanded by customers. Our opportunity to obtain customers may be limited by our financial resources and other assets. We expect to be less able than our larger competitors to cope with generally increasing costs and expenses of doing business. Additionally, it is expected that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable us to take advantage of those advances.

We do not have a sufficient number of employees to segregate responsibilities and are presently unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees, and this may impair our ability to effectively comply with Section 404 of the Sarbanes-Oxley Act.  We currently do not have any employees and rely on our CEO, Dan Faiman to perform all executive functions.  Accordingly, we cannot segregate duties to provide sufficient review of our financial activity. During the course of our testing our financial procedures, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.  Mr. Faiman’s lack of experience in accounting and financial matters may make our efforts to comply more difficult and cause us to hire consultants to assist him cutting into our resources.

Risks Related to Our Common Stock

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations. Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. We have obtained a market maker to file an application with the FINRA on our behalf so as to be able to quote the shares of our common stock on the OTC Bulletin Board ("OTCBB") maintained by FINRA. There can be no assurance as to whether such market maker's application will be accepted by FINRA. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether any market for our shares will develop or the prices at which our common stock will trade. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.  Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities. See "Plan of Distribution" subsection entitled "Selling Shareholders and any purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions."

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares. We are authorized to issue up to 1,000,000 shares of preferred stock, $0.0001 par value. As of the date of this report, we have not issued any shares of preferred stock and have no plans to do so. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock being offered hereby.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors. Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions that are likely to create a lack of liquidity and make trading difficult or impossible. Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.  Recently, several brokerage firms and clearing firms have adopted special “house rules” which make it more difficult for their customers to hold or trade low priced stock and these rules may make it difficult for our shareholders to sell their stock.

We do not intend to pay dividends on our common stock. We have not paid any dividends on our common stock to date and there are no plans for paying dividends on the common stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our business plan. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive any additional cash, stock or other dividends on their shares of our common stock until we have funds which the Board of Directors determines can be allocated to dividends.

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount. All of the outstanding shares of our common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell their shares As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any trading market that may develop may be restricted by virtue of state securities "Blue Sky" laws to the extent they prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states. There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend and may not be able to qualify securities for resale in approximately 17 states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None

ITEM 2.PROPERTIES.

We utilize space within the residence of our CEO as offices at no cost to us.  If our business grows to the extent of requiring additional space, we will seek to find the same.

ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

A market maker has applied for us to obtain a symbol for our common stock to trade on the OTCBB.  As of May 1, 2012, this application has not been accepted and we do not have a symbol and there is no market for any of our securities.

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ended December 31 containing financial statements audited by our independent certified public accountants.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of December 31, 2011, we had 32 shareholders of record and 4,204,000 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

From our formation through the date of this report, 4,204,000 shares of common stock were issued to 31 individuals:

The Company was incorporated on December 17, 2008 at which time 3,920,000 shares of common stock were issued to the Company’s founder for $392 as repayment of expenses associated with the incorporation of the Company.

In February 2009 we also issued 80,000 shares to our counsel Frank J Hariton, Esq. at $0.0001 per share for $8.00.  At the time of our formation, Mr. Hariton began to perform legal services for the Company and continues to do so through the date of this report.

An additional 204,000 shares were issued to 29 shareholders for $51,000 in cash ($0.25 per share) in a private placement that was conducted from September 2009 to February 2010. These shares were issued in a private offering pursuant to Regulation D under the Securities Act of 1933, as amended, and each of the investors therein represented in writing that such investor was an accredited investor as that term is defined in Regulation D and that he was acquiring the shares for his own account and for investment.

No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records.

ITEM 6. SELECTED FINANCIAL DATA.

Because the Company is a smaller reporting company, it does not need to provide the information required by Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and RESULTS OF OPERATION.

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect.  In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements.  We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

·	our ability to raise additional capital and secure additional financing;
·	anticipated trends in our financial condition and results of operations;
·	our ability to hire and retain key employees;
·	Risks related to diverting management’s attention from ongoing business operations.

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in the “Risk Factor” section.

OVERVIEW

We are a computer consulting company that presently specializes in programming, networking, and customization of hardware for small to mid size businesses. Clients are provided with creative website design, search engine optimization, graphics, and retail applications for their online catalogs. The Company intends to expand its current operations by offering broader and more advanced applications and services aimed at the rapidly evolving mobile technology market. We believe that with enhancements to our staff and product offering it will be able to compete for projects for mid-large size companies. We are becoming a public company with a plan to raise funds to  hire specialized in-house programming staff, graphic designers, and developers with expertise in languages such as Java, Perl, PHP, Grails and Ruby on Rails. Online-Redefined also intends to move clients to downloadable applications or widgets for access to information on servers through smart phones and tablets without requiring an internet browser.  There is no assurance that we will be successful in these endeavors or that if accomplishes all of these steps it will be able to operate profitably.  Based on informal preliminary studies and experience in the industry, the Company believes that its plans represent a legitimate growth opportunity for the Company and its shareholders.

Results of Operations

FY ended December 31, 2011 vs. FY ended December 31, 2010

Our net revenue increased to $24,325 in FY 2011 from $12,171, in FY 2010. Cost of revenues for the year ended December 31, 2011 was $12,172 compared to $14,874 for the year ended December 31, 2010. Gross profit for the year ended December 31, 2011 was $12,153 compared to $(2,703) for the year ended December 31, 2010, an increase of $14,856. We attribute changes in our revenue and gross profit to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will steadily grow from their 2011 base.

In fiscal year 2011, we saw a substantial decrease in operating expenses to $12,418 from $27,394 in 2010. For the year ended December 31, 2011, we incurred $4,658 in general and administrative expenses, and $7,760 in professional fees, compared to December 31, 2010 where we incurred $5,994 in general and administrative expenses, and $21,400 in professional fees.  This reduction in operating expenses was due to our reduced level of operations as we effectively restarted our company with a focus on entering what we believe will prove to be an ultimately lager market for services.

We expect the 2011 year end general and administrative expenses and professional fees to remain constant in future periods.

Our Net Loss decreased in 2011 to $(227) from $(30,993) in 2010 as our decreased operating expenses decreased and revenues increased.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent.  We do not believe that our results will be materially impacted by inflation in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock, advance from our major stockholder and fees generated by operations.

As of December 31, 2011, we had $72,802 in cash. Our recent cash burn rate in our operations over the year ended 2011 has been approximately $12,000 a year in professional and other fees. During Fiscal Year 2011, our primary objectives in managing liquidity and cash flows will be to keep expand our business.  Our cash on hand results from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations for at least the 2012 calendar year

Net cash used in operating activities for the year ended December 31, 2011 was $1,533

Net cash from financing activities for the year ended December 31, 2011 was $51,877.  $45,877 came from advances from our major stockholder; $6,000 came from our major stockholder capital contribution.

 Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model.  Our independent registered public accounting firm (our auditors) issued its audit report for the fiscal years ended December 31, 2011 and 2010 including an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

OFF BALANCE SHEET ARRANGEMENTS

None

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2011 and 2010, and the reports thereon of Li & Company, are included Commencing on page F-1.

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS and PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Dan Faiman, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, Mr. Faiman concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including James Wang, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of December 31, 2011. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2011.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our sole officer and director is as follows:

Name	Age	Position(s)
Dan Faiman	31	President, Chief Executive Officer and a Sole Director

Term and Family Relationships

Our director currently has a term which will end at our next annual meeting of the stockholders or until successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. Since we only have one officer and one director and no family relationships exist among our officers, directors and consultants.

Business Experience

Dan Faiman was elected president, CEO and a director upon formation of the Company. Dan Faiman has been a computer consultant since he was 13, providing tech support for Connecticut families and gradually he concentrated on graphic and web design for local musicians. With a focus on web applications in Flash, Java, PHP, MySQL, Mr. Faiman formed strategic partnerships with local web development firms taking over their search engine optimization campaigns as an extension of their brand.  After Mr. Faiman graduated from the University of Connecticut in 2003, Mr. Faiman relocated to Hollywood, California taking on clients in the entertainment industry, eventually taking on a consulting role for startups taking over both business and technical development. On December 17, 2008, Mr. Faiman formed the Company and has been working for the Company since then.

Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Code of Ethics

We have determined that due to our early stage of development and our small size, the present adoption of a code of ethics is not appropriate. If we grow we will adopt a suitable code of ethics.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an “audit committee financial expert” as defined by the SEC on our Board.

Code of Ethics

Due to its small size, the Company has not adopted a code of ethics.  The Company will adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions.  As required by SEC rules, we will report the nature of any change or waiver of our code of ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of our sole officer and  director during our past two fiscal years:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Dan Faiman, CEO	2010	$0	$0	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0	$0	$0

The Company has not paid any compensation to its CEO during 2009 or 2010 and does not intend to pay him more than $5,000 per year until such time as its capital resources are sufficient in the judgment of its Board of Directors. The Company has not paid and has no present plan to give any compensation other than cash and the granting of shares of common stock. The Company does not have any Stock Option Plan or other equity compensation plans.

Employment Agreements

We do not have employment agreements with our executive officers or directors.  We have verbal understandings with our executive officers regarding monthly retainers and reimbursement for actual out-of-pocket expenses.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

Indemnification of Directors and Executive Officers and Limitation of Liability

Our certificate of incorporation, as amended, provides to the fullest extent permitted by Delaware law, that our directors or officers shall not be personally liable to us or our stockholders for damages for breach of such director’s or officer’s fiduciary duty. The effect of this provision of our certificate of incorporation, as amended, is to eliminate the right of us and our stockholders (through stockholders’ derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior, except under certain situations defined by statute. We believe that the indemnification provisions in our certificate of incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the Securities Act) may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suite or proceeding) is asserted by such director officer or controlling person in connection with the securities being registered, we willfulness in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Charter Provisions, Bylaws and Other Arrangements of the Registrant

Our Certificate of Incorporation, as amended, does not contain any specific language enhancing or limiting the Nevada statutory provisions referred to above.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The information in the following table sets forth the beneficial ownership of our shares of common stock (our only class of voting securities) as of the date of this report, by: (i) our sole officer and director; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

Name and address of owner	Amount owned before the offering	Percent of class

Dan Faiman	3,920,000
Online-Redefined, Inc.		93.3%
1347 North Stanley Avenue - #4
Los Angeles, CA 90046
All officers and directors	3,920,000	93.3%
as a group (1 person)

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

There were no related party transactions during the year ended December 31, 2011

Director Independence

We believe that the following director of our company is considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards:  Jatinder S. Bhogal.

ITEM 14. PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $7,500 to Li & Company, PC, our independent registered public accounting firm for the year ended December 31, 2011 and $12,850 to or fiscal year ended December 31, 2010 .

Tax Compliance Services

None.

Pre-approval of All Services from the Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or
-

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee, however our board of directors acts as the audit committee, established pre-approval policies and procedures as to the particular service which do not include delegation of the audit committee's responsibilities to management. Our board of directors pre-approves all services provided by our independent auditors and is informed of each service.

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

Exhibit No.

Description

3.1

Articles of Incorporation, incorporated by reference to like numbered exhibit filed with the Registrant’s registration statement on Form S-1 filed September 9, 2011.

3.2

By –Laws incorporated by reference to like numbered exhibit filed with the Registrant’s registration statement on Form S-1 filed September 9, 2011.

22.1

Subsidiaries NONE

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE-REDEFINED, INC.

May 2, 2012	By:	/s/ Dan Faiman
Dan Faiman
Chief Executive Officer (Principal Executive, financial and accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Faiman Dan Faiman	Chairman of the Board, Director and Chief Executive Officer	May 2, 2012

Online - Redefined, Inc.

December 31, 2011 and 2010

Index to the Financial Statements

Contents

Page(s)

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets at December 31, 2011 and 2010

F-3

Statements of Operations for the Year Ended December 31, 2011 and 2010

F-4

Statement of Stockholders’ Equity for the Year Ended  December 31, 2011 and 2010

F-5

Statements of Cash Flows for the Year Ended December 31, 2011 and 2010

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Online - Redefined, Inc.

Los Angeles, California

We have audited the accompanying balance sheets of Online-Redefined, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2011 and had a net loss for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

May 2, 2012

Online - Redefined Inc.

Balance Sheets

	December 31, 2011	December 31, 2010

Assets
Current assets
Cash	$72,802	$19,392

Total current assets	72,802	19,392

Total assets	$72,802	$19,392

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$1,760	$-
Advances from stockholder	58,179	12,302

Total current liabilities	59,939	12,302

Stockholders' equity

Preferred stock: $0.0001 par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.0001 par value: 20,000,000 shares authorized; 4,204,000 shares issued and outstanding	420	420
Additional paid-in capital	56,980	50,980
Accumulated deficit	(44,537)	(44,310)

Total stockholders' equity	12,863	7,090

Total liabilities and stockholders' equity	$72,802	$19,392

See accompanying notes to the financial statements.

Online – Redefined, Inc.

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

Revenues	$24,325	$12,171

Cost of revenues	12,172	14,874

Gross profit	12,153	(2,703)

Operating expenses
Professional fees	7,760	21,400
General and administrative expenses	4,658	5,994

Total Operating Expenses	12,418	27,394

Loss from operations	(265)	(30,097)

Other (income) expenses
Interest income	(38)	(4)

Other expenses, net	(38)	(4)

Loss before taxes	(227)	(30,093)

Income tax provision	-	-

Net Loss	$(227)	$(30,093)

Net income (loss) per common share - Basic and diluted	$0.00	$(0.01)

Weighted average common shares outstanding - basic and diluted	4,204,000	4,189,312

See accompanying notes to the financial statements.

Online – Redefined, Inc.
Statement of Stockholders' Equity
For the Year Ended December 31, 2011 and 2010

	Common Stock,
	$0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	4,124,000	$412	$30,988	$(14,217)	$17,183

Shares issued for cash at $0.25 per share from February 22, 2010 through March 22, 2010	80,000	8	19,992	-	20,000

Net loss	-	-	-	(30,093)	(30,093)

Balance, December 31, 2010	4,204,000	420	50,980	(44,310)	7,090

Capital contribution	-	-	6,000	-	6,000

Net loss	-	-	-	(227)	(227)

Balance, December 31, 2011	4,204,000	$420	$56,980	$(44,537)	$12,863

See accompanying notes to the financial statements.

Online – Redefined, Inc.

 Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

Cash flows from operating activities:
Net loss	$(227)	$(30,093)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	4,162
Accrued expenses	1,760	-

Net cash provided by (used in) operating activities	1,533	(25,931)

Cash flows from financing activities:
Amount received from (paid to) stockholder	45,877	8,840
Proceeds from sale of common stock	-	20,000
Capital contribution	6,000	-

Net cash provided by financing activities	51,877	28,840

Net change in cash	53,410	2,909

Cash, beginning of the year	19,392	16,483

Cash, end of the year	$72,802	$19,392

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Online - Redefined, Inc.

December 31, 2011 and 2010

Notes to the Financial Statements

Note 1 - Organization and Operations

Online - Redefined, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on December 17, 2008. The Company engages in website design and implementation.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash and accounts receivable approximate their fair value because of the short maturity of the instrument.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in years and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive shares outstanding for the year ended December 31, 2011 or 2010.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2011 and had a net loss for the year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from a majority stockholder and the Chief Executive Officer at December 31, 2011 and 2010, consisted of the following:

	December 31, 2011	December 31, 2010
Advances from major stockholder and Chief Executive Officer	$58,179	$12,302

	$58,179	$12,302

For the year ended December 31, 2011 and 2010, the majority stockholder and chief executive officer advanced $45,877 and $8,840 to the Company for working capital purpose.

Free Office Space

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 – Stockholders’ Equity

Shares Authorized

The total number of shares of all classes of stock which the Corporation shall have authority to issue is Twenty One Million (21,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $.0001 per share, and Twenty Million (20,000,000) shall be Common Stock, par value $.0001 per share.

Common Stock

The Company was incorporated on December 17, 2008 at which time 3,920,000 shares of common stock were issued to the Company’s founder or $392 for repayment of expenses associated with the incorporation of the Company.

On December 17, 2008, the Company sold 80,000 shares of common stock at par value $0.0001 per share to an individual for $8.

For the Period from September 30, 2009 through October 19, 2009, the Company sold 124,000 shares of common stock at $0.25 per share to sixteen (16) individuals, or $31,000 in aggregate for cash.

For the period from February 22, 2010 through March 22, 2010, the Company sold 80,000 shares of common stock at $0.25 per share to thirteen (13) individuals, or $20,000 in aggregate for cash.

Additional Paid-in Capital

For the year ended December 31, 2011, the majority stockholder of the Company contributed $6,000 as capital.

Note 6 – Income Tax Provision

Deferred Tax Assets

At December 31, 2011, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $44,537 that may be used to offset future taxable income through the fiscal year ending December 31, 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $15,143 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $78 and $10,231 for the year ended December 31, 2011 and 2010, respectively.

Components of deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$15,143	$15,065

Less valuation allowance	(15,143)	(15,065)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.