Form 10-Q
period 2012-03-31
Online-Redefined, Inc.
filed 2012-05-18
CIK 1528171

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

   X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

1347 North.Stanley Avenue - #4

Los Angeles, CA 90046

(Address of principal executive offices)

(203) 668-5029

(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes  X . No      .

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 12, 2012
Common Stock, $0.0001	4,204,000

Online - Redefined, Inc.

March 31, 2012 and 2011

Index to the Financial Statements

Online - Redefined, Inc.

Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)

Assets
Current assets
Cash	$84,678	$72,802

Total current assets	84,678	72,802

Total assets	$84,678	$72,802

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$1,760	$1,760
Advances from stockholder	74,119	58,179

Total current liabilities	75,879	59,939

Stockholders' equity

Preferred stock: $0.0001 par value: 1,000,000 shares authorized; none issued or outstanding
	-	-
Common stock: $0.0001 par value: 20,000,000 shares authorized; 4,204,000 shares issued and outstanding
	420	420
Additional paid-in capital	56,980	56,980
Accumulated deficit	(48,601)	(44,537)

Total stockholders' equity	8,799	12,863

Total liabilities and stockholders' equity	$84,678	$72,802

See accompanying notes to the financial statements.

Online - Redefined, Inc.

 Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$9,020	$833

Cost of revenues	7,734	2,414

Gross profit	1,286	(1,581)

Operating expenses
General and administrative expenses	5,363	798

Total Operating Expenses	5,363	798

Loss from operations	(4,077)	(2,379)

Other (income) expenses
Interest income	(13)	(4)

Other (income) expenses, net	(13)	(4)

Loss before taxes	(4,064)	(2,375)

Income tax provision	-	-

Net loss	$(4,064)	$(2,375)

Net loss per common share - Basic and diluted
	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted
	4,204,000	4,204,000

See accompanying notes to the financial statements.

Online - Redefined, Inc.

Statement of Stockholders' Equity
For the Year Ended December 31, 2011 and for the Interim Period Ended March 31, 2012
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	4,124,000	$412	$30,988	$(14,217)	$17,183

Shares issued for cash at $0.25 per share from February 22, 2010 through March 22, 2010
	80,000	8	19,992		20,000

Net loss				(30,093)	(30,093)

Balance, December 31, 2010	4,204,000	420	50,980	(44,310)	7,090

Capital contribution			6,000		6,000

Net loss				(227)	(227)

Balance, December 31, 2011	4,204,000	420	56,980	(44,537)	12,863

Net loss				(4,064)	(4,064)

Balance, March 31, 2012	4,204,000	$420	$56,980	$(48,601)	$8,799

See accompanying notes to the financial statements.

Online - Redefined, Inc.

Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,064)	$(2,375)

Net cash used in operating activities	(4,064)	(2,375)

Cash flows from financing activities:
Amount received from stockholder	15,940	14,940

Net cash provided by financing activities	15,940	14,940

Net change in cash	11,876	12,565

Cash, beginning of the period	72,802	19,392
Cash, end of the period	$84,678	$31,957

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Online - Redefined, Inc.

March 31, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Online - Redefined, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on December 17, 2008. The Company engages in website design and implementation.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation  - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on May 3, 2012.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of the instrument.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the interim period ended March 31, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2012 and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Advances from a majority stockholder and the Chief Executive Officer at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
Advances from major stockholder and Chief Executive Officer	$74,119	$58,179

	$74,119	$58,179

For the year ended December 31, 2011, the majority stockholder and chief executive officer advanced $45,877 to the Company for working capital purposes.

For the interim period ended March 31, 2012, the majority stockholder and chief executive officer advanced $15,940 to the Company for working capital purpose.

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

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect.  In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements.  We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

•

our ability to raise additional capital and secure additional financing;

•

anticipated trends in our financial condition and results of operations;

•

our ability to hire and retain key employees;

•

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

DEVELOPMENT PLANS

Implementing our planned business operation is dependent on our ability to raise between $500,000 and $2,500,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountants and the like.

Our plan is to utilize such capital we raise as follows:

	If a Net of $500,000 is Raised	If a Net of $2,500,000 is Raised

Renting and Furnishing Offices	$25,000	$100,000

Equipment	$50,000	$125,000

Officer Salaries	$260,000	$900,000

Marketing Expense	$100,000	$500,000

Working Capital	$65,000	$875,000

The foregoing are estimates only and any funds may be reallocated based upon management’s evaluation of then existing conditions. Until we raise additional funds we will continue operations at approximately our current levels.  In addition, being a public company will cost us approximately $20,000 a year in professional and other fees.  We will continue to rely on advances from Mr. Faiman, as required, to meet these obligations.  However, Mr. Faiman has not entered into a written agreement with us to provide any financial support.  Our plan is to complete a private capital raise in the next 12 months, but we do not have any present commitments for raising any capital.

Results of Operations

Q1 FY 2012 vs. Q1 FY 2011

Revenues

Our revenue increased to $9,020 in Q1 of FY 2012 from $833, in Q1FY 2011. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will steadily grow from their 2012 base.

Cost of Revenues and Gross Profit

Cost of Revenues increased to $7,734 in Q1 of FY 2012 compared to $2,414 in Q1 of 2011.  The increased costs of revenues reflects increases associated with increased business activity.  Since our Revenues grew faster than our operating expenses, we realized a gross profit of $1,286 in Q1 of FY 1012 compared to a gross profit of $(1,581) in Q1 of FY 2011.

Operating Expenses

Operating expenses, consisting of General and administrative expense, increased to $5,363 in Q1 of FY 2012 compared to $798 in Q1 of FY 2011.  This increase in operating expenses reflects increased professional fees associated with our becoming a public company.

Net (Loss)

Our Net Loss increased in Q1 of FY 2012 to $(4,064) from $(2,375) in Q1 of FY 2011 reflecting increased activities in connection with the restart of our business in 2011..

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent.  We do not believe that our results will be materially impacted by inflation in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock and fees generated by operations.  There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding to be available through the sale of equity. As of March 31, 2012 we had approximately $84,678 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2012, our primary objectives in managing liquidity and cash flows will be to keep expand our business.  Our cash on hand results from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations for at least the 2012 calendar year

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Item 4T. - Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.      We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets.  Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information.  Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012.  However, due to our small size and limited resources we could experience additional delays in implementation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

As indicated in Item 2. We have entered into certain agreements related to our transitioning from an automotive resale company to an oil and gas exploration company during the past few months.

ITEM 6. EXHIBITS

Exhibits:

31.1  Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1  Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE – REDEFINED, INC.
Dated: May 17, 2012	By: /s/ Dan Faiman
Dan Faiman, President and Chief Executive Officer and Chief Financial Officer