Form 10-Q
period 2012-06-30
Online-Redefined, Inc.
filed 2012-08-20
CIK 1528171

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

  X  .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

1347 North .Stanley Avenue - #4

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 17, 2012
Common Stock, $0.0001	4,204,000

Online - Redefined, Inc.

June 30, 2012 and 2011

Index to the Financial Statements

Contents

Page(s)

Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011

2

Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

3

Statement of Stockholders’ Equity for the Interim Period Ended June 30, 2012 (Unaudited)

4

Statements of Cash Flows for the Six  Months Ended June 30, 2012 and 2011 (Unaudited)

5

Notes to the Financial Statements (Unaudited)

6

Online Redefined Inc.
Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)

Assets
Current Assets
Cash	$90,867	$72,802
Accounts receivable	1,030	-
Prepaid expenses	5,050	-

Total Current Assets	96,947	72,802

Total Assets	$96,947	$72,802

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$16,400	$-
Accrued expenses	3,710	1,760
Advances from stockholder	47,300	58,179

Total Current Liabilities	67,410	59,939

Stockholders' Equity

Preferred stock: $0.0001 par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.0001 par value: 20,000,000 shares authorized; 4,204,000 shares issued and outstanding	420	420
Additional paid-in capital	60,980	56,980
Accumulated deficit	(31,863)	(44,537)

Total Stockholders' Equity	29,537	12,863

Total Liabilities and Stockholders' Equity	$96,947	$72,802

See accompanying notes to the financial statements.

Online Redefined Inc.

 Statements of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$46,330	$7,494	$55,350	$8,327

COST OF REVENUES	7,264	2,940	14,998	5,354

GROSS MARGIN	39,066	4,554	40,352	2,973

OPERATING EXPENSES
Professional fees	17,300	-	17,300	-
General and administrative expenses	5,042	9,461	10,405	10,259

Total Operating Expenses	22,342	9,461	27,705	10,259

INCOME (LOSS) FROM OPERATIONS	16,724	(4,907)	12,647	(7,286)

OTHER (INCOME) EXPENSES
Interest income	(14)	(9)	(27)	(13)

INCOME (LOSS) BEFORE TAXES	16,738	(4,898)	12,674	(7,273)

INCOME TAX PROVISION	-	-	-	-

NET INCOME (LOSS)	$16,738	$(4,898)	$12,674	$(7,273)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	4,204,000	4,204,000	4,204,000	4,204,000

See accompanying notes to the financial statements.

Online Redefined Inc.
Statement of Stockholders' Equity
For the Interim Period Ended June 30, 2012
(Unaudited)

	Common Stock,
	$0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2010	4,204,000	$420	$50,980	$(44,310)	$7,090

Capital Contributions	-	-	6,000	-	6,000

Net loss	-	-	-	(227)	(227)

Balance, December 31, 2011	4,204,000	420	56,980	(44,537)	12,863

Capital Contributions	-	-	4,000	-	4,000

Net income	-	-	-	12,674	12,674

Balance, June 30, 2012	4,204,000	$420	$60,980	$(31,863)	$29,537

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Cash Flows

	For the Six Months
	Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,674	$(7,273)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	(1,030)
Prepaid expenses	(5,050)	-
Accounts payable	16,400	-
Accrued expenses	1,950	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,944	(7,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received (paid to) from stockholder	(10,879)	39,953
Capital contributions	4,000	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,879)	39,953

NET CHANGE IN CASH	18,065	32,680

Cash, Beginning of Period	72,802	19,392

Cash, End of Period	$90,867	$52,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

Online - Redefined, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

Note 1 -Organization and Operations

Online - Redefined, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on December 17, 2008. The Company engages in website design and implementation.

Note 2 -Summary of Significant Accounting Policies

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

The Company’s significant estimates and assumptions include the fair value of financial instruments, allowance for doubtful accounts, income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short maturity of the instrument.

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

It is not however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts at June 30, 2012 or December 31, 2011.

The Company does not have any off-balance-sheet credit exposure to its customers.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the interim period ended June 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

 This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

Note 3 –Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2012. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence full operations and generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management may raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Advances from majority stockholder and Chief Executive Officer at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011

Advances from major stockholder and Chief Executive Officer	$47,300	$58,179

	$47,300	$58,179

For the year ended December 31, 2011, the majority stockholder and chief executive officer advanced $45,877 to the Company for working capital purposes.

For the interim period ended June 30, 2012, the majority stockholder and chief executive officer was repaid $10,879.

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

For the interim period ended June 30, 2012, the majority stockholder of the Company contributed $4,000 as capital.

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

Results of Operations

Six months ended June 30, 2012 and 2011

Revenues

Our revenue increased to $55,350 for the six months ended June 30, 2012, compared with $8,327 for the six months ended June 30, 2011. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will steadily grow from their 2012 base.

Cost of Revenues and Gross Profit

Cost of Revenues increased to $14,998 for the six months ended June 30, 2012, compared to $5,354 for the six months ended June 30, 2011.  The increased costs of revenues reflects increases associated with increased business activity.  Since our Cost of Revenues grew faster than our Revenues, we realized a gross margin of $40,352 for the six months ended June 30, 2012, compared to a gross margin of $2,973 for the six months ended June 30, 2011. Our gross margin was significantly increased because of certain projects were mainly done by the our Chief Executive Officer and there were no programming cost incurred.

Operating Expenses

Operating expenses, consisting of General and administrative expense and professional fees, increased to $27,705 for the six months ended 2012 compared to $10,259 for the six months ended June 30, 2011.  This increase in operating expenses reflects increased professional fees associated with our becoming a public company..

Net Income (Loss)

Our net income increased to $12,674 for the six months ended June 30, 2012 from $(7,273) for the six months ended June 30, 2011 reflecting increased activities in connection with the restart of our business in 2011.

Three Months Ended June 30, 2012 and 2011

Revenues

Our revenue increased to $46,330 for the three months ended June 30,  2012 from $7,494 for the three months ended June 30, 2011. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will steadily grow from their 2012 base.

Cost of Revenues and Gross Profit

Cost of Revenues increased to $7,264 for the three months ended June 30,  2012 compared to $2,940 for the three months ended June 30, 2011.  The increased costs of revenues reflects increases associated with increased business activity.  Since our Cost of Revenues grew faster than our revenues, we realized a gross margin of $39,066 for the three months ended June 30, 2012 compared to a gross margin of $4,554 for the three months ended June 30, 2011. Our gross margin was significantly increased because of certain projects were mainly done by the our Chief Executive Officer and there were no programming cost incurred.

Operating Expenses

Operating expenses, consisting of General and administrative expense and professional fees, increased to $22,342 for the three months ended June 30, 2012 compared to $9,461 for the three months ended June 30, 2011.  This increase in operating expenses reflects increased professional fees associated with our becoming a public company.

Net (Loss)

Our net income  increased for the three months ended June 30, 2012  to $16,738 from $(4,898) for the three months ended June 30, 2011, reflecting increased activities in connection with the restart of our business in 2012.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent.  We do not believe that our results will be materially impacted by inflation in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock and fees generated by operations.  There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding to be available through the sale of equity. As of June 30, 2012 we had $90,867 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2012, our primary objectives in managing liquidity and cash flows will be to keep expand our business.  Our cash on hand results from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations for at least the 2012 calendar year

OFF-BALANCE SHEET ARRANGEMENTS

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2012.

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

ITEM 4.  Mine Safety Disclosures

Not Applicable

ITEM 5. OTHER INFORMATION

None

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

ONLINE – REDEFINED, INC.
Dated: August 20, 2012	By: /s/ Dan Faiman
Dan Faiman, President and Chief Executive Officer and Chief Financial Officer