Form 10-Q
period 2012-09-30
Online-Redefined, Inc.
filed 2012-11-19
CIK 1528171

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 16, 2012
Common Stock, $0.0001	4,204,000

Online - Redefined, Inc.

September 30, 2012 and 2011

Index to the Financial Statements

Contents

Page(s)

Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011

3

Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

4

Statement of Stockholders’ Equity for the Interim Period Ended September 30, 2012 (Unaudited)

5

Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

6

Notes to the Financial Statements (Unaudited)

7

Online - Redefined, Inc.
Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)

Assets
Current Assets
Cash	$103,262	$72,802
Accounts receivable	225	-

Total Current Assets	103,487	72,802

Total Assets	$103,487	$72,802

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$20,794	$-
Accrued expenses	4,930	1,760
Advances from stockholder	57,319	58,179

Total Current Liabilities	83,043	59,939

Stockholders' Equity

Preferred stock: $0.0001 par value: 1,000,000 shares authorized; none issued or outstanding
	-	-
Common stock: $0.0001 par value: 20,000,000 shares authorized; 4,204,000 shares issued and outstanding
	420	420
Additional paid-in capital	65,480	56,980
Accumulated deficit	(45,456)	(44,537)

Total Stockholders' Equity	20,444	12,863

Total Liabilities and Stockholders' Equity	$103,487	$72,802

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Operations

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$15,695	$2,329	$71,045	$10,656

COST OF REVENUES	2,204	648	17,202	6,002

GROSS MARGIN	13,491	1,681	53,843	4,654

OPERATING EXPENSES
Professional fees	9,910	6,000	27,210	6,000
General and administrative expenses	17,187	3,026	27,592	13,285

Total Operating Expenses	27,097	9,026	54,802	19,285

LOSS FROM OPERATIONS	(13,606)	(7,345)	(959)	(14,631)

OTHER (INCOME) EXPENSES
Interest income	(13)	(12)	(40)	(25)

LOSS BEFORE INCOME TAX PROVISION	(13,593)	(7,333)	(919)	(14,606)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(13,593)	$(7,333)	$(919)	$(14,606)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	4,204,000	4,204,000	4,204,000	4,204,000

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statement of Stockholders' Equity
For the Interim Period Ended September 30, 2012
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2010	4,204,000	$420	$50,980	$(44,310)	$7,090

Capital Contributions	-	-	6,000	-	6,000

Net loss	-	-	-	(227)	(227)

Balance, December 31, 2011	4,204,000	420	56,980	(44,537)	12,863

Capital Contributions	-	-	8,500	-	8,500

Net loss	-	-	-	(919)	(919)

Balance, September 30, 2012	4,204,000	$420	$65,480	$(45,456)	$20,444

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Cash Flows

	For the Nine Months
	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(919)	$(14,606)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Accounts receivable	(225)	-
Accounts payable	20,794	-
Accrued expenses	3,170	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	22,820	(12,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received from (paid to) stockholder	(860)	65,752
Capital contributions	8,500	6,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,640	71,752

NET CHANGE IN CASH	30,460	57,146

Cash, Beginning of Period	72,802	19,392

Cash, End of Period	$103,262	$76,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

Online - Redefined, Inc.

(A Development Stage Company)

September 30, 2012 and 2011

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts at September 30, 2012 or December 31, 2011.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “ Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment . ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2012. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from majority stockholder and Chief Executive Officer consisted of the following:

	September 30, 2012	December 31, 2011

Advances from major stockholder and Chief Executive Officer	$57,319	$58,179

	$57,319	$58,179

For the year ended December 31, 2011, the majority stockholder and chief executive officer advanced $45,877 to the Company for working capital purposes.

For the interim period ended September 30, 2012, the majority stockholder and chief executive officer was repaid $860.

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

For the interim period ended September 30, 2012, the majority stockholder of the Company contributed $8,500 as capital.

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

Results of Operations

Q3 FY 2012 vs. Q3 FY 2011

Revenues

Our revenue increased to $15,965 in Q3 of FY 2012 from $2,329, in Q3FY 2011. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will generally grow from their 2011 base.

Cost of Revenues and Gross Profit

Cost of Revenues increased to $2,204 in Q3 of FY 2012 compared to $648 in Q3 of 2011.  The increased costs of revenues reflects increases associated with increased business activity.  Since our Cost of Revenues grew slower than our Revenues, we realized a gross margin of $13,491 in Q3 of FY 2012 compared to a gross margin of $1,681 in Q3 of FY 2011.

Operating Expenses

Operating expenses, consisting of General and administrative expense and professional fees, decreased to $27,097 in Q3 of FY 2012 compared to $7,386 in Q3 of FY 2011.  This increase in operating expenses reflects increased professional fees associated with our becoming a public company and our retaining additional consultants for business restart.

Net (Loss)

Our Net Loss increased in Q3 of FY 2012 to $(13,593) from $(5,693) in Q3 of FY 2011 reflecting increased activities in connection with the restart of our business in 2011.

Q1TO 3 FY 2012 vs. Q1TO 3 FY 2011

Revenues

Our revenue increased to $71,045 in Q1to 3 of FY 2012 from $10,656, in Q1to 3FY 2011. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will generally steadily grow from their 2011 base.

Cost of Revenues and Gross Profit

Cost of Revenues increased to $17,202 in Q1to 3 of FY 2012 compared to $6,002 in Q1to 3 of 2011.  The increased costs of revenues reflects increases associated with increased business activity.  Since our Cost of Revenues grew slower than our Revenues, we realized a gross margin of $53,843 in Q1to 3 of FY 2012 compared to a gross margin of $4,654 in Q1 to 3 of FY 2011. This reflects our business restart.

Operating Expenses

Operating expenses, consisting of General and administrative expense and professional fees, increased to $54,802 in Q1to 3 of FY 2012 compared to $17,645 in Q1to 3 of FY 2011.  This increase in operating expenses reflects increased professional fees associated with our becoming a public company and our retaining additional consultants for business restart.

Net (Loss)

Our Net Loss decreased in Q1to 3 of FY 2012 to $(919) from $(12,966) in Q1 to 3 of FY 2011 reflecting progress in our business restart of 2011.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent.  We do not believe that our results will be materially impacted by inflation in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock and fees generated by operations.  There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding to be available through the sale of equity. As of September 30, 2012 we had $103,262 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2012 and early Fiscal Year 2013, our primary objectives in managing liquidity and cash flows will be to keep expand our business.  Our cash on hand results from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations for at least the next 12 months

OFF-BALANCE SHEET ARRANGEMENTS

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, our Chief Executive Officer who is also our Chief Financial Officer has concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013.  However, due to our small size and limited resources we could experience additional delays in implementation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE – REDEFINED, INC.
Dated: November 16, 2012	By: /s/ Dan Faiman
Dan Faiman, President and Chief Executive Officer and Chief Financial Officer