Form 10-K
period 2012-12-31
Online-Redefined, Inc.
filed 2013-04-16
CIK 1528171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

N/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 15, 2013: $ 70,000.

The number of shares of the registrant’s common stock outstanding as of April 15, 2013:  4,204,000.

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

PART I

References to “us”, “we” and “our” in this report refer to Online-Redefined, Inc.,.

ITEM 1.BUSINESS.

Online-Redefined is a multi faceted computer consulting company that specializes in programming, networking, and customization of hardware for small to mid size businesses. Clients are provided with creative website design, search engine optimization, graphics, and retail applications for their online catalogs. We currently utilize from six to ten part time programmers, designers and other specialists retained on an “as needed” basis in these efforts.  We currently have limited revenues and continuing losses and its auditors have expressed a going concern qualification in their report. The Company intends to address these issues by expanding its current operations by offering broader and more advanced applications and services aimed at the rapidly evolving mobile technology market. We have elected not to concentrate on these efforts until we receive the funding necessary to complete all projects we chose to undertake.  Online-Redefined believes with enhancements to its staff and product offering it will be able to compete for projects for mid-large size companies. The Company will hire specialized in-house programming staff, graphic designers, and developers with expertise in languages such as Java, Perl, PHP, Grails, Python, and Ruby on Rails and use a greater number of independent consultants on an as needed basis. Online-Redefined also intends to move clients to downloadable applications or widgets for smart phones and tablets for access to information on a server without requiring an internet browser. There is no assurance that the Company will be successful in these endeavors or that if accomplishes all of these steps it will be able to operate profitably. Based on informal preliminary studies and experience in the industry, the Company believed that its plans represented a legitimate growth opportunity for the Company and its shareholders.  Our plan was to aggressively move into these new business areas in the 12 months following the date of this report.  However, we have come to realize that the space in which we operate has become extremely competitive in the past year and profit margins have been reduced.  Management is also seeking alternative  paths to profitability while continuing its present business.

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

Growth Strategy

We believe that our business can grow in two ways. The first would be to expand internally by hiring more employees, completing additional consulting or design projects entering into additional agreements with clients and/or partnering with third parties. We anticipate this to occur during the 2013 calendar year. The second would be through acquisitions or mergers with other entities in its or other businesses. We believe that the opportunity to acquire other businesses for stock because we are a public company will enhance our ability to expand through acquisitions. Since we must establish our own viability as an operating public company, we anticipate that these activities will not occur until at least the latter half of 2013.

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

Competition

We engage in a highly competitive and fragmented industry. Almost all of our competitors are, on an overall basis, larger than us or are subsidiaries of larger companies, and therefore may possess greater resources than us. Furthermore, because our business does not usually require large amounts of capital, there is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms.  In the past year many new entrants, small and large, have entered our area and placed increasing pressure on operations.

Competition for our service is based primarily on reputation, track record, experience, quality of service and price.  We believe that we are able to compete on those bases.  We also believe that if we are able to add additional qualified employees we will be able to compete against larger regional firms due to our increased capacity.

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

Our independent auditors have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended December 31, 2011 and December 31, 2012 from our independent registered public accounting firm that includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES.

Market Information

A market maker has abeen included for trading on the OTCBB since May 25, 2012 under the symbol “ONLI”.  We are not aware of any trading activity and there is no market for any of our securities.

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

Holders

As of December 31, 2012, we had 32 shareholders of record and 4,204,000 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

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

ITEM 7.MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

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

DEVELOPMENT PLANS

We are in a developmental stage. Implementing our planned business operation is dependent on our ability to raise between $500,000 and $2,500,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountants and the like.

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

Results of Operations

FY ended December 31, 2012 vs. FY ended December 31, 2011

Revenues

Our net revenue increased to $97,343 in FY 2012 from $24,325, in FY 2011. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  While revenues grew in FY 2012, we are not certain we will be able to maintain this growth pattern.

Operating Expenses

In fiscal year 2012, we saw a substantial increase in operating expenses to $110,552 from $12,418 in 2011. This increase in operating expenses was due to our increased level of operations as we effectively restarted our company with a focus on entering what we believed would prove to be an ultimately lager market for services.

Net (Loss)

Our Net Loss increased in 2012 to $(33,580) from $(227) in 2011 as our levels of operation increased and we faced increased competition.

FY ended December 31, 2011 vs. FY ended December 31, 2010

Revenues

Our net revenue increased to $24,325 in FY 2011 from $12,171, in FY 2010. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will steadily grow from their 2011 base.

Operating Expenses

In fiscal year 2011, we saw a substantial decrease in operating expenses to $10,658 from $27,394 in 2010. This reduction in operating expenses was due to our reduced level of operations as we effectively restarted our company with a focus on entering what we believe will prove to be an ultimately lager market for services.

Net (Loss)

Our Net Loss decreased in 2011 to $(1,533) from $(30,993) in 2010 as our decreased operating expenses decreased and revenues increased.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent.  We do not believe that our results will be materially impacted by inflation in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock and fees generated by operations.  There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding to be available through the sale of equity. As of December 31, 2012 we had $56,723 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2012, our primary objectives in managing liquidity and cash flows will be to keep expand our business.  Our cash on hand results from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations for at least the 2013 calendar year

OFF BALANCE SHEET ARRANGEMENTS

None

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2011 and 2010, and the reports thereon of Li and Company PC, are included Commencing on page F-1.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our sole officer and director is as follows:

Name	Age	Position(s)
Dan Faiman	32	President, Chief Executive Officer and a Sole Director

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

ITEM 11.EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of our sole officer and  director during our past two fiscal years:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Dan Faiman, CEO	2012	$0	$0	$0	$0	$50,000	$0	$0	$50,000
	2011	$0	$0	$0	$0	$0	$0	$0	$0

The Company has paid $50,000 compensation to its CEO during 2012.. The Company has not paid and has no present plan to give any compensation other than cash and the granting of shares of common stock. The Company does not have any Stock Option Plan or other equity compensation plans.

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

ITEM 12.SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

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

Name and address of owner	Amount owned before the offering	Percent of class

Dan Faiman	3,920,000
Online-Redefined, Inc.		93.2%
1347 North Stanley Avenue - #4
Los Angeles, CA 90046
All officers and directors	3,920,000	93.2%
as a group (1 person)

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

There were no related party transactions during the year ended December 31, 2012

Director Independence

We believe that the following director of our company is considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards:  Jatinder S. Bhogal.

ITEM 14.PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $_12,000 to Li and Company, PC, our independent registered public accounting firm for the year ended December 31, 2012.

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

22.1

Subsidiaries NONE

31.1

Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE-REDEFINED, INC.

April 16, 2013	By:	/s/ Dan Faiman
Dan Faiman
Chief Executive Officer (Principal Executive, financial and accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Faiman Dan Faiman	Chairman of the Board, Director and Chief Executive Officer	April 16, 2013

Online - Redefined, Inc.

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Online - Redefined, Inc.

Los Angeles, California

We have audited the accompanying balance sheets of Online - Redefined, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2012 with a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

April 16, 2012

Online - Redefined, Inc.
Balance Sheets

	December 31, 2012	December 31, 2011

Assets
Current Assets
Cash	$56,723	$72,802

Total Current Assets	56,723	72,802

Total Assets	$56,723	$72,802

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$21,104	$-
Accrued expenses	6,910	1,760
Advances from stockholder	40,926	58,179

Total Current Liabilities	68,940	59,939

Stockholders' Equity (Deficit)

Preferred stock: $0.0001 par value: 1,000,000 shares authorized; none issued or outstanding
	-	-
Common stock: $0.0001 par value: 20,000,000 shares authorized; 4,204,000 shares issued and outstanding
	420	420
Additional paid-in capital	65,480	56,980
Accumulated deficit	(78,117)	(44,537)

Total Stockholders' Equity (Deficit)	(12,217)	12,863

Total Liabilities and Stockholders' Equity (Deficit)	$56,723	$72,802

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011

REVENUES	$97,343	$24,325

COST OF REVENUES	20,413	12,172

GROSS MARGIN	76,931	12,153

OPERATING EXPENSES
Professional fees	29,840	7,760
Officer's compensation	50,000	-
General and administrative expenses	30,712	4,658

Total Operating Expenses	110,552	12,418

LOSS FROM OPERATIONS	(33,622)	(265)

OTHER (INCOME) EXPENSES
Interest income	(42)	(38)

LOSS BEFORE TAXES	(33,580)	(227)

INCOME TAX PROVISION	-	-

NET LOSS	$(33,580)	$(227)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted
	4,204,000	4,204,000

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statement of Stockholders' Equity (Deficit)
For the Year Ended December 31, 2012 and 2011

	Common Stock, Par Value $0.0001				Total
	Number		Additional		Stockholders'
	of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2010	4,204,000	$420	$50,980	$(44,310)	$7,090

Capital contributions	-	-	6,000	-	6,000

Net loss	-	-	-	(227)	(227)

Balance, December 31, 2011	4,204,000	420	56,980	(44,537)	12,863

Capital contributions	-	-	8,500	-	8,500

Net loss	-	-	-	(33,580)	(33,580)

Balance, December 31, 2012	4,204,000	$420	$65,480	$(78,117)	$(12,217)

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,580)	$(227)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Accounts payable	21,104	-
Accrued expenses	5,150	1,760

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,326)	1,533

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received from (repayment to) stockholder	(17,252)	45,877
Capital contributions	8,500	6,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,753)	51,877

NET CHANGE IN CASH	(16,079)	53,410

Cash, Beginning of Year	72,802	19,392

Cash, End of Year	$56,723	$72,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

Online - Redefined, Inc.

December 31, 2012 and 2011

Notes to the Financial Statements

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of the instrument.

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

It is not, however, practical to determine the fair value of advances from stockholder, if any, due to their related party nature.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the year ended December 31, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2012 with a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Advances from Stockholder

From time to time, a stockholder of the Company advance funds to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due on demand.

Free Office Space

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

The total number of shares of all classes of stock which the Corporation shall have authority to issue is Twenty One Million (21,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and Twenty Million (20,000,000) shall be Common Stock, par value $0.0001 per share.

Additional Paid-in Capital

For the year ended December 31, 2011, the majority stockholder of the Company contributed $6,000 as capital.

For the year ended December 31, 2012, the majority stockholder of the Company contributed $8,500 as capital.

Note 6 – Income Tax Provision

Deferred Tax Assets

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $78,117 that may be used to offset future taxable income through the fiscal year ending December 31, 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $26,560 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $11,417 and $78 for the year ended December 31, 2012 and 2011, respectively.

Components of deferred tax assets are as follows:

	December 31, 2012	December 31, 2011

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$26,560	$15,143

Less valuation allowance	(26,560)	(15,143)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.