Form 10-Q
period 2013-03-31
Online-Redefined, Inc.
filed 2013-05-20
CIK 1528171

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 20, 2013
Common Stock, $0.0001	4,204,000

Online - Redefined, Inc.

March 31, 2013 and 2012

Index to the Financial Statements

Online - Redefined, Inc.
Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

Assets
Current Assets
Cash	$58,409	$56,723

Total Current Assets	58,409	56,723

Total Assets	$58,409	$56,723

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$18,104	$21,104
Accrued expenses	8,367	6,910
Advances from stockholder	27,907	40,926

Total Current Liabilities	54,378	68,940

Stockholders' Equity (Deficit)

Preferred stock: par value $0.0001: 1,000,000 shares authorized; none issued or outstanding
	-	-
Common stock: par value $0.0001: 20,000,000 shares authorized; 4,204,000 shares issued and outstanding
	420	420
Additional paid-in capital	68,480	65,480
Accumulated deficit	(64,869)	(78,117)

Total Stockholders' Equity (Deficit)	4,031	(12,217)

Total Liabilities and Stockholders' Equity (Deficit)	$58,409	$56,723

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

REVENUES	$19,255	$9,020

COST OF REVENUES	1,110	7,734

GROSS MARGIN	18,145	1,286

OPERATING EXPENSES
Professional fees	1,657	-
General and administrative expenses	3,242	5,363

Total Operating Expenses	4,899	5,363

INCOME (LOSS) FROM OPERATIONS	13,246	(4,077)

OTHER (INCOME) EXPENSES
Interest income	(2)	(13)

INCOME (LOSS) BEFORE TAX PROVISION	13,248	(4,064)

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	$13,248	$(4,064)

NET INCOME (LOSS) PER COMMON SHARE: - BASIC AND DILUTED:
	$0.00	$(0.00)

Weighted Average Common Shares Outstanding: - Basic and diluted
	4,204,000	4,204,000

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statement of Stockholders' Equity
For the Year Ended December 31, 2012 and for the Interim Period Ended March 31, 2013
(Unaudited)

	Common Stock, Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2011	4,204,000	$420	$56,980	$(44,537)	$12,863

Capital Contributions	-	-	8,500	-	8,500

Net loss	-	-	-	(33,580)	(33,580)

Balance, December 31, 2012	4,204,000	420	65,480	(78,117)	(12,217)

Capital Contributions	-	-	3,000	-	3,000

Net income	-	-	-	13,248	13,248

Balance, March 31, 2013	4,204,000	$420	$68,480	$(64,869)	$4,031

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,248	$(4,064)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Accounts payable	(3,000)	-
Accrued expenses	1,457	-

Net cash provided by (used in) operating activities	11,705	(4,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received (paid to) from stockholder	(13,019)	15,940
Capital contributions	3,000	-

Net cash provided by (used in) financing activities	(10,019)	15,940

NET CHANGE IN CASH	1,686	11,876

Cash, Beginning of Period	56,723	72,802

Cash, End of Period	$58,409	$84,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax provision	$-	$-

See accompanying notes to the financial statements.

Online - Redefined, Inc.

March 31, 2013 and December 31, 2012

Notes to the Financial Statements

(Unaudited)

Note 1 -Organization and Operations

Online - Redefined, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on December 17, 2008. The Company engages in website design and implementation.

Note 2 -Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2013.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts at March 31, 2013 or December 31, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the interim period ended March 31, 2013 or 2012.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2013. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to further implement its business plan and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management may raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Advances from majority stockholder and Chief Executive Officer consisted of the following:

	March 31, 2013	December 31, 2012

Advances from major stockholder and Chief Executive Officer	$27,907	$40,926

	$27,907	$40,926

For the year ended December 31, 2012, the majority stockholder and chief executive officer was repaid $17,253.

For the interim period ended March 31, 2013, the majority stockholder and chief executive officer was repaid $13,019.

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

For the interim period ended March 31, 2013, the majority stockholder of the Company contributed $3,000 as capital.

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

OVERVIEW

We are a computer consulting company that presently specializes in programming, networking, and customization of hardware for small to mid size businesses. Clients are provided with creative website design, search engine optimization, graphics, and retail applications for their online catalogs. The Company intends to expand its current operations by offering broader and more advanced applications and services aimed at the rapidly evolving mobile technology market. We believe that with enhancements to our staff and product offering it will be able to compete for projects for mid-large size companies. We are becoming a public company with a plan to raise funds to hire specialized in-house programming staff, graphic designers, and developers with expertise in languages such as Java, Perl, PHP, Grails, Python, and Ruby on Rails. Online-Redefined also intends to move clients to downloadable applications or widgets for access to information on servers through smart phones and tablets without requiring an internet browser.  There is no assurance that we will be successful in these endeavors or that if accomplishes all of these steps it will be able to operate profitably.  Based on informal preliminary studies and experience in the industry, the Company believes that its plans represent a legitimate growth opportunity for the Company and its shareholders.

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

Results of Operations

Q1 FY 2013 vs. Q1 FY 2012

Revenues

Our revenue increased to $19,255 in Q1 of FY 2013 from $9,020 in Q1FY 2012. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will generally grow from their 2012 levels.

Cost of Revenues and Gross Profit

Cost of Revenues decreased to $1,110 in Q1 of FY 2013 compared to $7,734 Q1 of 2012.  The decreased Cost of Revenues reflects our establishing a customer base with regular revenue streams.  Since our Cost of Revenues decreased and our Revenues increased, we realized a gross margin of $18,145 in Q1 of FY 2013 compared to a gross margin of $1,286 in Q1 of FY 2012.

Operating Expenses

Operating expenses, consisting of general and administrative expense and professional fees, decreased to $4,899 in Q1 of FY 2013 compared to $5,363 in Q1 of FY 2012.  This decrease in operating expenses reflects increased professional fees associated with our becoming a public company being more than offset by decreased general and administrative expenses as we re-evaluate our strategy.

Net Income

We realized a net income in Q1 of FY2013 of $13,248 as compared to a net (Loss) of $(4,064) in Q1 of FY 2013.  We are in an early stage of our development in a market that is becoming increasingly competitive and we do not believe that our shareholders should assume that we will continue to realize income from our present operations on a consistent basis.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent.  We do not believe that our results will be materially impacted by inflation in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock and fees generated by operations.  There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding to be available through the sale of equity. As of March 31, 2013 we had $54,409 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2012 and early Fiscal Year 2013, our primary objectives in managing liquidity and cash flows will be to keep expand our business.  Our cash on hand results from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations for at least the next 12 months.  In view of increased competition and decreased margins in our operating environment, management is continually considering additional business opportunities for our shareholders.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, our Chief Executive Officer who is also our Chief Financial Officer has concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

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

ONLINE – REDEFINED, INC.

Dated: May 20, 2013	By: /s/ Dan Faiman
Dan Faiman, President and Chief Executive Officer and Chief Financial Officer