Form 10-Q
period 2013-06-30
Online-Redefined, Inc.
filed 2013-08-19
CIK 1528171

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 19, 2013
Common Stock, $0.0001	4,204,000

Online - Redefined, Inc.

June 30, 2013 and 2012

Online - Redefined, Inc.
Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$56,263	$56,723

Total Current Assets	56,263	56,723

Total Assets	$56,263	$56,723

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$16,641	$21,104
Accrued expenses	10,367	6,910
Advances from stockholder	21,752	40,926

Total Current Liabilities	48,760	68,940

Stockholders' Equity (Deficit)

Preferred stock par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 20,000,000 shares authorized; 4,204,000 shares issued and outstanding	420	420
Additional paid-in capital	80,130	65,480
Accumulated deficit	(73,047)	(78,117)

Total Stockholders' Equity (Deficit)	7,503	(12,217)

Total Liabilities and Stockholders' Equity (Deficit)	$56,263	$56,723

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Operations

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$7,533	$46,330	$26,788	$55,350

COST OF REVENUES	1,853	7,264	2,963	14,998

GROSS MARGIN	5,680	39,066	23,825	40,352

OPERATING EXPENSES
Professional fees	12,246	17,300	13,905	17,300
General and administrative expenses	1,611	5,042	4,853	10,405

Total Operating Expenses	13,857	22,342	18,758	27,705

INCOME (LOSS) FROM OPERATIONS	(8,177)	16,724	5,066	12,647

OTHER (INCOME) EXPENSES
Interest income	(1)	(27)	(3)	(27)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(8,176)	16,751	5,070	12,674

INCOME TAX PROVISION	-	-	-	-

NET INCOME (LOSS)	$(8,176)	$16,751	$5,070	$12,674

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding -
basic and diluted	4,204,000	4,204,000	4,204,000	4,204,000

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statement of Stockholders' Equity
For the Interim Period Ended June 30, 2013
(Unaudited)

	Common Stock,
	Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2011	4,204,000	$420	$56,980	$(44,537)	$12,863

Capital Contributions	-	-	8,500	-	8,500

Net loss	-	-	-	(33,580)	(33,580)

Balance, December 31, 2012	4,204,000	420	65,480	(78,117)	(12,217)

Capital Contributions	-	-	14,650	-	14,650

Net income	-	-	-	5,070	5,070

Balance, June 30, 2013	4,204,000	$420	$80,130	$(73,047)	$7,503

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,070	$12,674

Adjustments to reconcile net income to net cash provided by operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	(1,030)
Prepaid expenses	-	(5,050)
Accounts payable	(4,463)	16,400
Accrued expenses	3,457	1,950

Net cash provided by operating activities	4,064	24,944

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) stockholder	(19,174)	(10,879)
Capital contributions	14,650	4,000

Net cash used in financing activities	(4,524)	(6,879)

NET CHANGE IN CASH	(460)	18,065

Cash, Beginning of Period	56,723	72,802

Cash, End of Period	$56,263	$90,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to the financial statements.

Online - Redefined, Inc.

June 30, 2013 and 2012

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts at June 30, 2013 or December 31, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the interim period ended June 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 –Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2013. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from majority stockholder and Chief Executive Officer consisted of the following:

	June 30, 2013	December 31, 2012

Advances from major stockholder and Chief Executive Officer	$21,752	$40,926

	$21,752	$40,926

For the interim period ended June 30, 2013, the majority stockholder and chief executive officer was repaid $19,174.

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

For the interim period ended June 30, 2013, the majority stockholder of the Company contributed $14,650 as capital.

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

Results of Operations

Q2 FY 2013 vs. Q2 FY 2012

Revenues

Our revenue decreased to $7,533 in Q2 of FY 2013 from $46,330 in Q2FY 2012. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  While we anticipate that our revenues will generally grow from their 2012 levels, there will be variations and we cannot assure that our revenues will grow in all periods as we are reevaluating our marketing strategy and service offerings.

Cost of Revenues and Gross Profit

Cost of Revenues decreased to $1,853 in Q2 of FY 2013 compared to $7,264 Q2 of 2012.  The decreased Cost of Revenues reflects our establishing a customer base with regular revenue streams and a reevaluation of our marketing strategy.  Since our Cost of Revenues and our Revenues decreased, we realized a gross margin of $5,680 in Q2 of FY 2013 compared to a gross margin of $39,066 in Q2 of FY 2012.

Operating Expenses

Operating expenses, consisting of general and administrative expense and professional fees, decreased to $13,857 in Q2 of FY 2013 compared to $22,342 in Q2 of FY 2012.  This decrease in operating expenses reflects increased professional fees associated with our becoming a public company being more than offset by decreased general and administrative expenses as we re-evaluate our strategy.

Net Income

We realized a net loss in Q2 of FY2013 of $(8,176) as compared to a net income of $16,724 in Q2 of FY 2012.  We are in an early stage of our development in a market that is becoming increasingly competitive and we do not believe that our shareholders should assume that we will continue to realize income from our present operations on a consistent basis.

Q1&2 FY 2013 vs. Q1&2 FY 2012

Revenues

Our revenue decreased to $26,788 in Q1&2 of FY 2013 from $55,350 in Q1&2FY 2012. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  While we anticipate that our revenues will generally grow from their 2012 levels, there will be variations and we cannot assure that our revenues will grow in all periods as we are reevaluating our marketing strategy and service offerings.

Cost of Revenues and Gross Profit

Cost of Revenues decreased to $2,963 in Q1&2 of FY 2013 compared to $14,998 in Q1&2 of 2012.  The decreased Cost of Revenues reflects our establishing a customer base with regular revenue streams and a reevaluation of our marketing strategy.  Since our Cost of Revenues and our Revenues decreased, we realized a gross margin of $23,825 in Q1&2 of FY 2013 compared to a gross margin of $40,352 in Q1&2 of FY 2012.

Operating Expenses

Operating expenses, consisting of general and administrative expense and professional fees, decreased to $18,758 in Q1&2 of FY 2013 compared to $40,352 in Q1&2 of FY 2012.  This decrease in operating expenses reflects increased professional fees associated with our becoming a public company being more than offset by decreased general and administrative expenses as we re-evaluate our strategy.

Net Income

We realized a net income in Q1&2 of FY2013 of $5,066 as compared to a net income of $12,647 in Q1&2 of FY 2012.  We are in an early stage of our development in a market that is becoming increasingly competitive and we do not believe that our shareholders should assume that we will continue to realize income from our present operations on a consistent basis.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent.  We do not believe that our results will be materially impacted by inflation in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2013, we had cash on hand of $56,263, which is essentially unchanged from our cash on hand of $56,723 at December 31, 2013.  We have relied on cash advances from Mr. Faiman to fund our operations. We believe that cash on hand to be adequate to satisfy our ongoing working capital needs. During Fiscal Year  2013, our primary objectives in managing liquidity and cash flows will be to keep expand our business.  Mr Faiman is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations for at least the next 12 months.  In view of increased competition and decreased margins in our operating environment, management is continually considering additional business opportunities for our shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on that evaluation, our Chief Executive Officer who is also our Chief Financial Officer has concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2013.

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

ONLINE – REDEFINED, INC.
Dated: August 19, 2013	By: /s/ Dan Faiman
Dan Faiman, President and Chief Executive Officer and Chief Financial Officer