Form 10-Q
period 2013-09-30
Online-Redefined, Inc.
filed 2013-11-19
CIK 1528171

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 18, 2013
Common Stock, $0.0001	4,204,000

Online - Redefined, Inc.

June 30, 2013 and 2012

Online - Redefined, Inc.
Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)

Assets
Current Assets
Cash	$38,378	$56,723

Total Current Assets	38,378	56,723

Total Assets	$38,378	$56,723

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$16,512	$21,104
Accrued expenses	12,367	6,910
Advances from stockholder	-	40,926

Total Current Liabilities	28,879	68,940

Stockholders' Equity (Deficit)

Preferred stock: par value $0.0001: 1,000,000 shares authorized; none issued or outstanding
	-	-
Common stock: par value $0.0001: 20,000,000 shares authorized; 4,204,000 shares issued and outstanding
	420	420
Additional paid-in capital	87,830	65,480
Accumulated deficit	(78,751)	(78,117)

Total Stockholders' Equity (Deficit)	9,499	(12,217)

Total Liabilities and Stockholders' Equity (Deficit)	$38,378	$56,723

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$33,447	$15,695	$60,235	$71,045

COST OF REVENUES	9,000	2,204	11,963	17,202

GROSS MARGIN	24,447	13,491	48,272	53,843

OPERATING EXPENSES
Professional fees	5,909	9,910	19,814	27,210
General and administrative expenses	24,244	17,187	29,097	27,592

Total Operating Expenses	30,153	27,097	48,911	54,802

LOSS FROM OPERATIONS	(5,706)	(13,606)	(639)	(959)

OTHER (INCOME) EXPENSES
Interest income	(2)	(13)	(5)	(40)

LOSS BEFORE INCOME TAX PROVISION	(5,704)	(13,593)	(634)	(919)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(5,704)	$(13,593)	$(634)	$(919)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding -
basic and diluted	4,204,000	4,204,000	4,204,000	4,204,000

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statement of Stockholders' Equity (Deficit)
For the Interim Period Ended September 30, 2013
(Unaudited)

	Common Stock Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2011	4,204,000	$420	$56,980	$(44,537)	$12,863

Capital Contributions			8,500		8,500

Net loss				(33,580)	(33,580)

Balance, December 31, 2012	4,204,000	420	65,480	(78,117)	(12,217)

Capital Contributions			22,350		22,350

Net loss				(634)	(634)

Balance, September 30, 2013	4,204,000	$420	$87,830	$(78,751)	$9,499

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(634)	$(919)

Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	(225)
Accounts payable	(4,592)	20,794
Accrued expenses	5,457	3,170

Net cash provided by operating activities	231	22,820

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received (paid to) from stockholder	(40,926)	(860)
Capital contributions	22,350	8,500

Net cash provided by (used in) financing activities	(18,576)	7,640

NET CHANGE IN CASH	(18,345)	30,460

Cash, Beginning of Period	56,723	72,802

Cash, End of Period	$38,378	$103,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Online - Redefined, Inc.

September 30, 2013 and 2012

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

The Company’s significant estimates and assumptions include the fair value of financial instruments, income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts at September 30, 2013 or December 31, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2012-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 –Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2013 and net loss for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from the majority stockholder and Chief Executive Officer consisted of the following:

	September 30, 2013	December 31, 2012

Advances from major stockholder and Chief Executive Officer	$-	$40,926

	$-	$40,926

For the nine months ended September 30, 2013, the majority stockholder and chief executive officer was repaid $40,926.

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

For the interim period ended September 30, 2013, the majority stockholder of the Company contributed $22,350 as capital.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

OVERVIEW

We are a computer consulting company that presently specializes in programming, networking, and customization of hardware for small to mid size businesses. Clients are provided with creative website design, search engine optimization, graphics, and retail applications for their online catalogs. The Company intends to expand its current operations by offering broader and more advanced applications and services aimed at the rapidly evolving mobile technology market. We believed that with enhancements to our staff and product offering it will be able to compete for projects for mid-large size companies. We are become a public company with a plan to raise funds to  hire specialized in-house programming staff, graphic designers, and developers with expertise in languages such as Java, Perl, PHP, Grails and Ruby on Rails. Online-Redefined also intends to move clients to downloadable applications or widgets for access to information on servers through smart phones and tablets without requiring an internet browser.  So far we have not been successful in these efforts.  There is no assurance that we will be successful in these endeavors or that if accomplishes all of these steps it will be able to operate profitably.  Based on informal preliminary studies and experience in the industry, the Company believed that its plans represented a legitimate growth opportunity for the Company and its shareholders.

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

Results of Operations

Q3 FY 2013 vs. Q3 FY 2012

Revenues

Our revenue increased to $33,447 in Q3 of FY 2013 from $15,695, in Q3FY 2012. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will generally grow from their 2011 base.

Cost of Revenues and Gross Profit

Cost of Revenues increased to $9,000 in Q3 of FY 2013 from $2,204 in Q 3 of 2012.  The increased costs of revenues reflects increases associated with increased business activity.  Since our Cost of Revenues grew slower than our Revenues, we realized a gross margin of $24,447 in Q 3 of FY 2013 compared to a gross margin of $13,491 in Q3 of FY 2012. This reflects our business restart, but our shareholders should not assume that these increases will continue as we anticipate experiencing fluctuations in our business activity.

Operating Expenses

Operating expenses, consisting of General and administrative expense and professional fees, increased to $24,244 in Q 3 of FY 2013 compared to $17,187 in Q3 of FY 2012.  This increase in operating expenses reflects increased professional fees associated with our becoming a public company and our retaining additional consultants for business restart.

Net (Loss)

Our Net Loss decreased in Q3 of FY 2013 to $(5,704) from $(13,606) in Q3 of FY 2012 reflecting progress in our business restart of 2011.

Q1TO 3 FY 2013 vs. Q1TO 3 FY 2012

Revenues

Our revenue decreased from $71,045 in Q1to 3 of FY 2012 to $60,235, in Q1to 3FY 2012. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will generally steadily grow from their 2011 base.

Cost of Revenues and Gross Profit

Cost of Revenues decreased to $17,202 in Q1 to 3 of FY 2012 to $11,963 in Q1 to 3 of 2013.  The decreased costs of revenues reflects decreased revenues during the period.  Since our decrease in Cost of Revenues was less than our decrease in Revenues, we realized a gross margin of $48,272 in Q1 to 3 of FY 2013 compared to a gross margin of $53,843 in Q1 to3 of FY 2012. This reflects our business restart, but also normal business fluctuations and increased levels of competition.

Operating Expenses

Operating expenses, consisting of General and administrative expense and professional fees, decreased to $48,911 in Q1 to 3 of FY 2013 compared to $54,802 in Q1 to 3 of FY 2012.  This decrease in operating expenses reflects normal fluctuations in our business operations.

Net (Loss)

Our Net Loss decreased in Q1 to3 of FY 2013 to $(634) from $(919) in Q1 to3 of FY 2012 reflecting some progress in our business restart of 2011.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent.  We do not believe that our results will be materially impacted by inflation in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock and fees generated by operations.  There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding to be available through the sale of equity. As of September 30, 2013 we had $38,378 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2013 and early Fiscal Year 2014, our primary objectives in managing liquidity and cash flows will be to keep expand our business.  Our cash on hand has at times resulted from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations at some level for at least the next 12 months

OFF-BALANCE SHEET ARRANGEMENTS

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, our Chief Executive Officer who is also our Chief Financial Officer has concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

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

ONLINE – REDEFINED, INC.

Dated: November 19, 2013	By: /s/ Dan Faiman
Dan Faiman, President and Chief Executive Officer and Chief Financial Officer