Form 10-K
period 2013-12-31
Online-Redefined, Inc.
filed 2014-04-15
CIK 1528171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-K

(Mark One)

.  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

      ..TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 333- 176752

ONLINE-REDEFINED, INC.

(Exact name of registrant as specified in its charter)

Delaware	8471	26-3897720
(State or jurisdiction of incorporationor organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 10, 2014: $70,000.

The number of shares of the registrant’s common stock outstanding as of April 15, 2014: 4,204,000.

INDEX TO FORM 10-K ANNUAL REPORT

		Page
PART I

Item 1.	Business	4

Item 1A.	Risk Factors	7

Item 1B.	Unresolved Staff Comments	12

Item 2.	Properties	12

Item 3.	Legal Proceedings	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12

Item 6.	Selected Financial Data	13

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 8.	Financial Statements and Supplementary Data	15

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15

Item 9A(T).	Controls and Procedures	15

Item 9B.	Other Information	16

PART III		17

Item 10.	Directors, Executive Officers, and Corporate Governance	11

Item 11.	Executive Compensation	18

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19

Item 13.	Certain Relationships and Related Transactions, and Director Independence	19

Item 14.	Principal Accounting Fees and Services	20

PART IV

Item 15.	Exhibits and Financial Statement Schedules	20

SIGNATURES		21

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

ITEM 1.  BUSINESS.

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

Growth Strategy

We believe that our business can grow in two ways. The first would be to expand internally by hiring more employees, completing additional consulting or design projects entering into additional agreements with clients and/or partnering with third parties. We anticipate this to occur during the 2013 calendar year. The second would be through acquisitions or mergers with other entities in its or other businesses. We believe that the opportunity to acquire other businesses for stock because we are a public company will enhance our ability to expand through acquisitions. Since we must establish our own viability as an operating public company, we anticipate that these activities will not occur until at least the latter half of 2014.

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

Item 1A.  Risk Factors.

You should carefully consider the following factors in evaluating our business, operations and financial condition.  The occurrence of any the following risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

We have had limited operations and require substantial additional funds to execute our business plan. Our operations have been on a relatively small scale and we will require additional funding to fund our planned expansion of our operations. We will need to raise additional funds of $500,000 to $2,500,000 to further develop our services and to become credible for acquisitions of companies offering competing services. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and stockholders may experience dilution. Moreover, such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance new product offerings or respond to competitive pressures. We have no commitments to raise the additional capital we will need to fully execute our business plan. Thus we may never grow to a point where our stock price will allow investors to realize any return on their investment or not lose their entire investment. Recent economic developments and the current economic climate may make it especially difficult to raise additional funds. Even if we are not able to raise additional funds, we believe that we will be able to continue operations at or near current levels for at least one year.

Our independent auditors have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended December 31, 2012 and December 31, 2013 from our independent registered public accounting firm that includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES.

Market Information

A market maker has been included for trading on the OTCBB since May 25, 2012 under the symbol “ONLI”.  We are not aware of any trading activity and there is no market for any of our securities.

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ended December 31 containing financial statements audited by our independent certified public accountants.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.  We have no immediate plans to register our common stock under the Securities Exchange Act of 1934, as amended.

Holders

As of December 31, 2012, we had 32 shareholders of record and 4,204,000 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.  However, at this time there are no such shareholders.

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

ITEM 7.  MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

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

Results of Operations

FY ended December 31, 2013 vs. FY ended December 31, 2012

Revenues

Our net revenue decreased slightly to $96,610 in FY 2013 from $97,343, in FY 2012. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will remain fairly constant in the near future.

Operating Expenses

In fiscal year 2013, we saw a little change in operating expenses which were $20,220 in FY 2013 and $20,413 in FY 2012. We expect operating expenses to remain fairly constant until when, if ever, we are able to fund an expansion of our operations.

Net (Loss)

Our Net Loss decreased in 2013 to $(27,903) from $(33,580) in 2012 we were able to reduce professional fees and general and administrative expenses more than we increased officer compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock and fees generated by operations.  There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding to be available through the sale of equity. As of December 31, 2012 we had $14,490 in cash. We believe that cash on hand will not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2013, our primary objectives in managing liquidity and cash flows will be to keep expand our business.  Our cash on hand results from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations on some level for at least the 2014 calendar year

OFF BALANCE SHEET ARRANGEMENTS

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2014.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our sole officer and director is as follows:

Name	Age	Position(s)
Dan Faiman	33	President, Chief Executive Officer and a Sole Director

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

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of our sole officer and  director during our past two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Faiman, CEO	2012	0	0	0	0	50,000	0	0	$50,000
	2013	0	0	0	0	0	0	0	$72,086

The Company has paid $72,086 compensation to its CEO during 2013. The Company has not paid and has no present plan to give any compensation other than cash and the granting of shares of common stock. The Company does not have any Stock Option Plan or other equity compensation plans.

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

Charter Provisions, Bylaws and Other Arrangements of the Registrant

Our Certificate of Incorporation, as amended, does not contain any specific language enhancing or limiting the Delaware statutory provisions referred to above.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $9,000 to Li and Company, PC, our independent registered public accounting firm for the year ended December 31, 2013.

Tax Compliance Services

None.

Pre-approval of All Services from the Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

ONLINE-REDEFINED, INC.

April 15, 2014	By:	/s/ Dan Faiman
Dan Faiman
Chief Executive Officer (Principal Executive, financial and accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Faiman Dan Faiman	Chairman of the Board, Director and Chief Executive Officer	April 15, 2013

Online - Redefined, Inc.

December 31, 2013 and 2012

Index to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Online - Redefined, Inc.

We have audited the accompanying balance sheets of Online - Redefined, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April xx, 2014

Online – Redefined, Inc.

Balance Sheets

	December 31, 2013	December 31, 2012

Assets
Current Assets
Cash	$14,490	$56,723
Accounts receivable	4,500	-

Total Current Assets	18,990	56,723

Fixed Assets
Office equipment	1,963	-
Less: accumulated depreciation	(51)	-

Total Fixed Assets, net	1,912	-

Total Assets	$20,902	$56,723

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$13,057	$21,104
Accrued expenses	20,805	6,910
Deferred revenue	5,000	-
Advances from stockholder	-	40,926

Total Current Liabilities	38,862	68,940

Stockholders' Deficit

Preferred stock: par value $0.0001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: par value $0.0001: 20,000,000 shares authorized;4,204,000 shares issued and outstanding	420	420
Additional paid-in capital	86,830	65,480
Accumulated deficit	(105,210)	(78,117)

Total Stockholders' Deficit	(17,960)	(12,217)

Total Liabilities and Stockholders' Deficit	$20,902	$56,723

See accompanying notes to the financial statements.

Online – Redefined, Inc.

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

REVENUE	$96,610	$97,343

COST OF REVENUE	20,220	20,413

GROSS MARGIN	76,390	76,930

OPERATING EXPENSES
Professional fees	20,202	29,840
Officer compensation	72,086	50,000
General and administrative expenses	11,200	30,712

Total Operating Expenses	103,488	110,552

LOSS FROM OPERATIONS	(27,098)	(33,622)

OTHER (INCOME) EXPENSES
Interest income	(5)	(42)

Other (income) expense, net	(5)	(42)

LOSS BEFORE INCOME TAX PROVISION	(27,093)	(33,580)

INCOME TAX PROVISION	-	-

NET LOSS	$(27,093)	$(33,580)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding -
basic and diluted	4,204,000	4,204,000

See accompanying notes to the financial statements.

Online – Redefined, Inc.

Statement of Stockholders' Equity (Deficit)

For the Reporting Period Ended December 31, 2013 and 2012

	Common Stock, Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (deficit)

Balance, December 31, 2011	4,204,000	$420	$56,980	$(44,537)	$12,863

Capital Contributions	-	-	8,500	-	8,500

Net loss	-	-	-	(33,580)	(33,580)

Balance, December 31, 2012	4,204,000	420	65,480	(78,117)	(12,217)

Capital Contributions	-	-	21,350		21,350

Net loss	-	-	-	(27,093)	(27,093)

Balance, December 31, 2013	4,204,000	$420	$86,830	$(105,210)	$(17,960)

See accompanying notes to the financial statements.

Online – Redefined, Inc.

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,093)	$(33,580)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	51	-
Changes in operating assets and liabilities:
Accounts receivable	(4,500)	-
Deferred revenues	5,000	-
Accounts payable	(8,047)	21,104
Accrued expenses	13,895	5,150

Net cash used in operating activities	(20,694)	(7,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,963)	-

Net cash used in investing activities	(1,963)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received (paid to) from stockholder	(40,926)	(17,253)
Capital contributions	21,350	8,500

Net cash used in financing activities	(19,576)	(8,753)

NET CHANGE IN CASH	(42,233)	(16,079)

Cash, Beginning of Reporting Period	56,723	72,802

Cash, End of Reporting Period	$14,490	$56,723

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax provision	$-	$-

See accompanying notes to the financial statements.

Online Redefined, Inc.

December 31, 2013 and 2012

Notes to the Financial Statements

Note 1 -Organization and Operations

Online - Redefined, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on December 17, 2008. The Company engages in website design and implementation.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable, accrued expenses and deferred revenue approximate their fair value because of the short maturity of the instrument.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts at December 31, 2013 or December 31, 2012.

The Company does not have any off-balance-sheet credit exposure to its customers.

Office Equipment

Office equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets of five years.

Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of income and comprehensive income.

Deferred Revenue

Deferred revenue represent amounts collected from customers for delivery of services in the succeeding reporting period.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

There were no potentially dilutive shares outstanding for the reporting period ended December 31, 2013 or 2012.

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenue and in its ability to raise additional funds.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Office Equipment

(i)

Depreciation Expense

Depreciation expense was $51 for the reporting period ended December 31, 2013.

(ii)

Annual Impairment Testing

The Company conducted its impairment testing of its office equipment on an annual basis. The management of the Company determined that there was no impairment as the fair value of office equipment exceeded their carrying values at December 31, 2013.

Note 5 – Related Party Transactions

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

For the year ended December 31, 2012, the majority stockholder and chief executive officer was repaid $17,253.

For the year ended December 31, 2013, the majority stockholder and chief executive officer was repaid $40,926.

Free Office Space

The Company has been provided office space by its majority stockholder and chief executive officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 6 – Stockholders’ Equity (Deficit)

Shares Authorized

The total number of shares of all classes of stock which the Corporation shall have authority to issue is Twenty One Million (21,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and Twenty Million (20,000,000) shall be Common Stock, par value $0.0001 per share.

Additional Paid-in Capital

For the reporting period ended December 31, 2012, the majority stockholder of the Company contributed $8,500 as capital.

For the reporting period ended December 31, 2013, the majority stockholder of the Company contributed $21,350 as capital.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.