Form 10-Q
period 2014-03-31
Online-Redefined, Inc.
filed 2014-05-21
CIK 1528171

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(203) 668-5029
(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [   ]   Accelerated filer [   ]
Non-accelerated filer [   ]   Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  ]   No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]¨ No [ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 20, 2014
Common Stock, $0.0001	4,204,000

Online - Redefined, Inc.

March 31, 2014 and 2013

Online - Redefined, Inc.
Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)

Assets
Current Assets
Cash	$9,385	$14,490
Accounts receivable	-	4,500

Total Current Assets	9,385	18,990

Fixed Assets
Office Equipment	1,963	1,963
Less: Accumulated Depreciation	(187)	(51)

Total Fixed Assets, net	1,776	1,912

Total Assets	$11,161	$20,902

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$16,995	$13,057
Accrued expenses	15,810	20,805
Deferred revenues	-	5,000

Total Current Liabilities	32,805	38,862

Stockholders' Equity (Deficit)

Preferred stock: par value $0.0001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.0001: 20,000,000 shares authorized;
4,204,000 shares issued and outstanding	420	420
Additional paid-in capital	86,830	86,830
Accumulated deficit	(108,894)	(105,210)

Total Stockholders' Equity (Deficit)	(21,644)	(17,960)

Total Liabilities and Stockholders' Equity (Deficit)	$11,161	$20,902

See accompanying notes to the financial statements.

F-1

Online - Redefined, Inc.
Statements of Operations

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

REVENUE	$15,871	$19,255

COST OF REVENUE	1,200	1,110

GROSS MARGIN	14,671	18,145

OPERATING EXPENSES
Professional fees	5,000	1,657
Officer compensation	5,800	-
General and administrative expenses	7,555	3,242

Total Operating Expenses	18,355	4,899

INCOME (LOSS) FROM OPERATIONS	(3,684)	13,246

OTHER (INCOME) EXPENSE
Interest income	-	(2)

Other (income) expense, net	-	(2)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(3,684)	13,248

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	$(3,684)	$13,248

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$0.00

Weighted Average Common Shares Outstanding -
basic and diluted	4,204,000	4,204,000

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statement of Stockholders' Equity (Deficit)
For the Interim Period Ended March 31, 2014
(Unaudited)

	Common Stock Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2012	4,204,000	420	65,480	(78,117)	(12,217)

Capital Contributions			21,350		21,350

Net loss				(27,093)	(27,093)

Balance, December 31, 2013	4,204,000	420	86,830	(105,210)	(17,960)

Net income				(3,684)	(3,684)

Balance, March 31, 2014	4,204,000	$420	$86,830	$(108,894)	$(21,644)

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Cash Flows

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,684)	$13,248

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Bad debt	4,500	-
Depreciation expense	136	-
Changes in operating assets and liabilities:
Deferred revenues	(5,000)	-
Accounts payable	3,938	(3,000)
Accrued expenses	(4,995)	1,457

Net cash provided by (used in) operating activities	(5,105)	11,705

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received (paid to) from stockholder	-	(13,019)
Capital contributions	-	3,000

Net cash provided by (used in) financing activities	-	(10,019)

NET CHANGE IN CASH	(5,105)	1,686

Cash, Beginning of the Reporting Period	14,490	56,723

Cash, End of the Reporting Period	$9,385	$58,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax provision	$-	$-

See accompanying notes to the financial statements.

Online - Redefined, Inc.
March 31, 2014 and 2013
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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts at March 31, 2013 and December 31, 2013.

The Company does not have any off-balance-sheet credit exposure to its customers.

Fixed Assets

Fixed assets are recorded at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Expenditures for major additions and betterments are capitalized in amounts greater or equal to $1,000.  Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3), five (5), or seven (7) years.  Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

There were no potentially dilutive shares outstanding for the reporting period ended March 31, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2014. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Office Equipment

(i)           Depreciation Expense

Depreciation expense was $136 for the reporting period ended March 31, 2014.

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

For the year ended December 31, 2013, the majority stockholder of the Company contributed $21,350 as capital.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that other than listed below, there were certain reportable subsequent events to be disclosed as follows:

On April 15, 2014, the Company issued a convertible note payable to an unrelated third party in the amount of $24,000 with interest at 4% per annum and due one year from the date of issuance. The note holder can convert the note into common shares of the Company at any time at a fixed conversion rate of $0.10 per share.

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

OVERVIEW

We are a computer consulting company that presently specializes in programming, networking, and customization of hardware for small to mid size businesses. Clients are provided with creative website design, search engine optimization, graphics, and retail applications for their online catalogs. The Company intended to expand its current operations by offering broader and more advanced applications and services aimed at the rapidly evolving mobile technology market. We believed that with enhancements to our staff and product offering it would be able to compete for projects for mid-large size companies. We are becoming a public company with a plan to raise funds to hire specialized in-house programming staff, graphic designers, and developers with expertise in languages such as Java, Perl, PHP, Grails, Python, and Ruby on Rails. Online-Redefined also intends to move clients to downloadable applications or widgets for access to information on servers through smart phones and tablets without requiring an internet browser.  There is no assurance that we will be successful in these endeavors or that if accomplishes all of these steps it will be able to operate profitably.  Based on informal preliminary studies and experience in the industry, the Company believed that its plans represented a legitimate growth opportunity for the Company and its shareholders.  Due to our inability to sustain growth and obtain financing we are exploring other options for our future.

DEVELOPMENT PLANS

Implementing our planned business operation was dependent on our ability to raise between $500,000 and $2,500,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountants and the like.

Our plan was to utilize such capital we raise as follows:

	If a Net of $500,000 is Raised	If a Net of $2,500,000 is Raised

Renting and Furnishing Offices	$25,000	$100,000

Equipment	$50,000	$125,000

Officer Salaries	$260,000	$900,000

Marketing Expense	$100,000	$500,000

Working Capital	$65,000	$875,000

The foregoing are estimates only and any funds may be reallocated based upon management’s evaluation of then existing conditions. Until we raise additional funds we will continue operations at approximately our current levels.  In addition, being a public company will cost us approximately $20,000 a year in professional and other fees.  We will continue to rely on advances from Mr. Faiman, as required, to meet these obligations.  However, Mr. Faiman has not entered into a written agreement with us to provide any financial support.  Our plan is to complete a private capital raise in the next 12 months, but we do not have any present commitments for raising any capital.  If we cannot raise additional capital we make seek to alter our strategy.

Results of Operations

Q1 FY 2014 vs. Q1 FY 2013

Revenues

Our revenue decreased to $15,871 in Q1 of FY 2013 from $19,255 in Q1FY 2013. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will generally fluctuate and no trend can be assumed.

Cost of Revenues and Gross Profit

Cost of Revenues decreased to $1,200 in Q1 of FY 2014 compared to $1,110 Q1 of 2013.  The increased Cost of Revenues reflects normal operational changes in our revenue streams.  Since our Cost of Revenues increased and our Revenues decreased, we realized a gross margin $14,671 of in Q1 of FY 2013 compared to a gross margin of $18,145 in Q1 of FY 2013.

Operating Expenses

Operating expenses, consisting of general and administrative expense and professional fees, increased to $18,355 in Q1 of FY 2014 compared to $4,889 in Q1 of FY 2013.  This increase in operating expenses reflects increased professional fees associated with our becoming a public company.

Net Income

We realized a net loss in Q1 of FY2013 of ($3,684) as compared to a net income of $13,248 in Q1 of FY 2013.  We are in an early stage of our development in a market that is becoming increasingly competitive and we do not believe that our shareholders should assume that we will continue to realize income from our present operations on a consistent basis. We are considering a change in our overall business strategy.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent.  We do not believe that our results will be materially impacted by inflation in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock and fees generated by operations.  There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding to be available through the sale of equity. As of March 31, 2014 we had $9,385 in cash. We believe that cash on hand is not adequate to satisfy our ongoing working capital needs. During Fiscal Year 2014, our primary objectives in managing liquidity and cash flows will be to keep expand our business.  Our cash on hand results from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations for at least the next 6 months.  In view of increased competition and decreased margins in our operating environment, management is continually considering additional business opportunities for our shareholders.

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

ONLINE – REDEFINED, INC.
Dated: May 20, 2014	By: /s/ Dan Faiman
Dan Faiman, President and Chief Executive Officer and Chief Financial Officer