Form 10-Q
period 2014-06-30
Online-Redefined, Inc.
filed 2014-08-19
CIK 1528171

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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
N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[X]   No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 18, 2014
Common Stock, $0.0001	4,204,000

Online - Redefined, Inc.

June 30, 2014 and 2013

Online - Redefined, Inc.
Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

Assets
Current Assets
Cash	$4,191	$14,490
Accounts receivable, net	8,830	4,500
Prepaid legal fees	24,000	-

Total Current Assets	37,021	18,990

Property and Equipment
Property and Equipment	1,963	1,963
Less: Accumulated Depreciation	(323)	(51)

Property and Equipment, net	1,640	1,912

Total Assets	$38,661	$20,902

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$15,945	$13,057
Accrued expenses	22,495	20,805
Convertible note payable	26,000	-
Derivative liability	-	-
Deferred Revenues	-	5,000

Total Current Liabilities	64,440	38,862

Stockholders' Deficit

Preferred stock: par value $0.0001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.0001: 300,000,000 shares authorized;
252,240,000 shares issued and outstanding	25,224	25,224
Additional paid-in capital	67,126	62,026
Accumulated deficit	(118,129)	(105,210)

Total Stockholders' Deficit	(25,779)	(17,960)

Total Liabilities and Stockholders' Deficit	$38,661	$20,902

Online - Redefined, Inc.
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$14,954	$7,533	$30,825	$26,788

COST OF REVENUE	8,710	1,853	9,910	2,963

GROSS MARGIN	6,244	5,680	20,915	23,825

OPERATING EXPENSES
Professional fees	6,050	12,246	11,050	13,905
Officer compensation	7,449	-	13,249	-
General and administrative expenses	1,980	1,611	9,535	4,853

Total Operating Expenses	15,479	13,857	33,834	18,758

INCOME (LOSS) FROM OPERATIONS	(9,235)	(8,177)	(12,919)	5,067

OTHER (INCOME) EXPENSE
Interest income	-	(1)	-	(3)

Other (income) expense, net	-	(1)	-	(3)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(9,235)	(8,176)	(12,919)	5,070

INCOME TAX PROVISION	-	-	-	-

NET INCOME (LOSS)	$(9,235)	$(8,176)	$(12,919)	$5,070

EARNINGS PER SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted Average Common Shares Outstanding -
basic and diluted	252,240,000	252,240,000	252,240,000	252,240,000

Online - Redefined, Inc.
Statement of Stockholders' Deficit
For the Reporting Period Ended June 30, 2014
(Unaudited)

	Common Stock, Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	252,240,000	$25,224	$40,676	$(78,117)	$(12,217)

Capital Contributions			21,350		21,350

Net loss				(27,093)	(27,093)

Balance, December 31, 2013	252,240,000	25,224	62,026	(105,210)	(17,960)

Capital Contributions	-	-	5,100	-	5,100

Net income				(12,919)	(12,919)

Balance, June 30, 2014	252,240,000	$25,224	$67,126	$(118,129)	$(25,779)

Online - Redefined, Inc.
Statements of Cash Flows

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,919)	$5,070

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	272	-
Changes in operating assets and liabilities:
Accounts receivable	(4,330)	-
Prepaid expenses	(24,000)	-
Deferred revenues	(5,000)	-
Accounts payable	2,888	(4,463)
Accrued expenses	1,690	3,457

Net cash provided by (used in) operating activities	(41,399)	4,064

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received (paid to) from stockholder	-	(19,174)
Capital contributions	5,100	14,650
Proceeds from convertible note payable	26,000	-

Net cash provided by (used in) financing activities	31,100	(4,524)

NET CHANGE IN CASH	(10,299)	(460)

Cash, Beginning of Reporting Period	14,490	56,723

Cash, End of Reporting Period	$4,191	$56,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax provision	$-	$-

Online - Redefined, Inc.
June 30, 2014 and 2013
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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid legal fees, accounts payable and accrued expenses approximate their fair value because of the short maturity of the instrument.

The Company’s convertible note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2014.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts at June 30, 2014 and December 31, 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

Contingent shares issuance arrangement, stock options or warrants

For the Reporting Period Ended June 30, 2014                                                      For the Reporting Period Ended June 30, 2013

Convertible Notes Shares

On April 15, 2014, the Company issued a convertible note payable to an investor in the amount of $26,000 with interest at 4% per annum and due one year from the date of issuance convertible to the common shares of the

Company at any time at $0.10 per share.	260,000	-

Sub-total Convertible Notes Shares	260,000	-

Total contingent shares issuance
arrangement, stock options or warrants	260,000	-

For the reporting period ended June 30, 2014 there were no potentially outstanding dilutive common shares.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.           Identify the contract(s) with the customer
2.           Identify the performance obligations in the contract
3.           Determine the transaction price
4.           Allocate the transaction price to the performance obligations in the contract
5.           Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.           Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
2.           Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3.           Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2014. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Prepaid Legal Fees

On April 16, 2014, the Company entered into a retainer agreement with an attorney for future services whereby the Company paid $24,000 as a retainer.

Note 5 – Office Equipment

(i)           Depreciation Expense

Depreciation expense was $272 for the reporting period ended June 30, 2014.

(ii)           Annual Impairment Testing

The Company conducted its impairment testing of its office equipment on an annual basis. The management of the Company determined that there was no impairment as the fair value of office equipment exceeded their carrying values at December 31, 2013.

Note 6 – Convertible Notes Payable

On April 15, 2014, the Company issued a convertible note payable to an investor in the amount of $26,000 with interest at 4% per annum and due one year from the date of issuance convertible to the common shares of the Company at any time at $0.10 per share. Even though the Company’s common stock was listed in Over-The-Counter Bulletin Board (“OTCBB”) there were no trading activities from initial listing to date.  The most recent PPM the Company conducted was between February 22, 2010 and March 22, 2010 whereby the Company sold 480,000 shares of its common stock for $20,000 in aggregate for cash, or approximately $0.04167 per share. The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value and intrinsic value shall be calculated at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5 ) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible.  The Management concluded that the issuance of the convertible notes did not an embedded contain beneficial conversion feature as its conversion price is higher than the most recent PPM price and the intrinsic value is zero.

Note 7 – Related Party Transactions

Free Office Space

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 8 – Stockholders’ Deficit

Shares Authorized

The total number of shares of all classes of stock which the Corporation shall have authority to issue is Twenty One Million (21,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and Three Hundred Million (300,000,000) shall be Common Stock, par value $0.0001 per share.

Amendment to the Certificate of Incorporation Affecting Shares Authorization

On March 26, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation, and (i) increased its total number of Common stock, par value $0.0001 per share, which the Company is authorized to issue from Twenty Million (20,000,000) shares to Three Hundred Million (300,000,000) shares; and (ii) effectuated a 60-for-1 (1:60) forward stock split (the “Stock Split”).

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Additional Paid-in Capital

For the year ended December 31, 2013, the majority stockholder of the Company contributed $21,350 as capital.

For the reporting period ended June 30, 2014, the majority stockholder of the Company contributed $5,100 as capital.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that other than listed below, there were no reportable subsequent events to be disclosed.

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

The foregoing are estimates only and any funds may be reallocated based upon management’s evaluation of then existing conditions. Until we raise additional funds we will continue operations at approximately our current levels.  In addition, being a public company will cost us approximately $20,000 a year in professional and other fees.  We will continue to rely on advances from Mr. Faiman, as required, to meet these obligations.  However, Mr. Faiman has not entered into a written agreement with us to provide any financial support Our plan is to complete a private capital raise in the next 12 months, but we do not have any present commitments for raising any capital.  If we cannot raise additional capital we make seek to alter our strategy.

Results of Operations

Q1 FY 2013 vs. Q1 FY 2013

Revenues

Our revenue increased to $14,954 in Q2 of FY 2014 from $7,533, in Q2FY 2013. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will generally grow from their 2011 base, but we are facing increased competitive pressures and we doubt our revenues will grow to the levels we once thought possible.

Cost of Revenues and Gross Profit

Cost of Revenues increased to $8,710 in Q2 of FY 2014 from $1,853 in Q2 of 2013.  The increased costs of revenues reflects increases associated with increased business activity as well as the increased payments to consultants.  Since our Cost of Revenues grew slower than our Revenues, we realized a gross margin of $6,244 in Q 2 of FY 2014 compared to a gross margin of $5,860 in Q2 of FY 2013. This reflects our business restart, but our shareholders should not assume that these increases will continue as we anticipate experiencing fluctuations in our business activity.

Operating Expenses

Operating expenses, consisting of General and administrative expense and professional fees, increased to $13,857 in Q 2 of FY 2013 compared to $15,479 in Q2 of FY 2013.  This increase in operating expenses reflects increased professional fees associated with our becoming a public company and our retaining additional consultants for business restart.

Net (Loss)

Our Net Loss increased in Q2 of FY 2014 to $(9,235) from $(8,177) in Q2 of FY 2013 reflecting limited further progress in our business restart of 2011.  We are considering alternative business strategies for the benefit of our shareholders.

Q1and 2 FY 2014 vs. Q1and 2 FY 2013

Revenues

Our revenue increased from $26,788 in Q1and 2 2013 to $30,825in Q1 and 2 FY 2014. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will generally steadily grow from their 2011 base, but we are facing increased competitive pressures and we doubt our revenues will grow to the levels we once thought possible.

Cost of Revenues and Gross Profit

Cost of Revenues increased to $9,910 in Q1 and 2 of FY 2014  from 2,963 in Q1 and 2 of 2013.  The increased costs of revenues reflects increased revenues during the period and the need for additional consulting services.  Since our increase in Cost of Revenues was greater than our increase in Revenues, we realized a gross margin of $20,915 in Q1 and 2 of FY 2014 compared to a gross margin of $23,825 in Q1 and 2 FY 2013. This reflects our business restart, but also normal business fluctuations and increased levels of competition.

Operating Expenses

Operating expenses, consisting of General and administrative expense and professional fees, increased to $33,854 in Q1 and 2 of FY 2014 compared to $18,758 in Q1 and 2 of FY 2013.  This increase in operating expenses reflects normal fluctuations in our business operations and the fact that we are now paying our officer.

Net (Loss)

Our Net Loss decreased in Q1 and 2 of FY 2014 to $(12,919) from a net income of $5,067 in Q1 and 2 of FY 2013.   We are considering alternative business strategies for the benefit of our shareholders as we do not believe losses are sustainable

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent.  We do not believe that our results will be materially impacted by inflation in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock and fees generated by operations.  There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding to be available through the sale of equity. As of June 30, 2014 we had $4,191 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2014 and early Fiscal Year 2015, our primary objectives in managing liquidity and cash flows will be to keep expand our business.  Our cash on hand has at times resulted from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations at some level for at least the next 12 months.  Our cash on hand results from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations for at least the next 6 months.  In view of increased competition and decreased margins in our operating environment, management is continually considering additional business opportunities for our shareholders.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Based on that evaluation, our Chief Executive Officer who is also our Chief Financial Officer has concluded that as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2014, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2014.

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

ONLINE – REDEFINED, INC.
Dated: August 19, 2014	By: /s/ Dan Faiman
Dan Faiman, President and Chief Executive Officer and Chief Financial Officer