Form 10-Q
period 2014-09-30
Online-Redefined, Inc.
filed 2014-11-19
CIK 1528171

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

(203) 668-5029
(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [   ]   Accelerated filer [   ]
Non-accelerated filer [   ]   Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  ]   No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 18, 2014
Common Stock, $0.0001	4,204,000

Online - Redefined, Inc.

September 30, 2014 and 2013

Online - Redefined, Inc.
Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)

Assets
Current Assets
Cash	$3,164	$14,490
Accounts receivable, net	1,031	4,500
Prepaid legal fees	24,000	-

Total Current Assets	28,195	18,990

Property and Equipment
Property and Equipment	1,963	1,963
Less: Accumulated Depreciation	(460)	(51)

Property and Equipment, net	1,503	1,912

Total Assets	$29,698	$20,902

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$14,944	$13,057
Accrued expenses	26,437	20,805
Convertible notes payable	29,000	-
Deferred Revenues	-	5,000

Total Current Liabilities	70,381	38,862

Stockholders' Deficit

Preferred stock: par value $0.0001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.0001: 300,000,000 shares authorized;
252,240,000 shares issued and outstanding	25,224	25,224
Additional paid-in capital	67,126	62,026
Accumulated deficit	(133,033)	(105,210)

Total Stockholders' Deficit	(40,683)	(17,960)

Total Liabilities and Stockholders' Deficit	$29,698	$20,902

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$12,059	$33,447	$42,884	$60,235

COST OF REVENUE	6,193	9,000	16,103	11,963

GROSS MARGIN	5,866	24,447	26,781	48,272

OPERATING EXPENSES
Professional fees	4,328	5,909	15,378	19,814
Officer compensation	14,979	-	28,228	-
General and administrative expenses	1,463	24,244	10,998	29,097

Total Operating Expenses	20,770	30,153	54,604	48,911

LOSS FROM OPERATIONS	(14,904)	(5,706)	(27,823)	(639)

OTHER (INCOME) EXPENSE
Interest income	-	(2)	-	(5)

Other (income) expense, net	-	(2)	-	(5)

LOSS BEFORE INCOME TAX PROVISION	(14,904)	(5,704)	(27,823)	(634)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(14,904)	$(5,704)	$(27,823)	$(634)

LOSS PER SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding -
basic and diluted	252,240,000	252,240,000	252,240,000	252,240,000

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statement of Stockholders' Deficit
For the Reporting Period Ended September 30, 2014
(Unaudited)

	Common Stock, Par Value $0.0001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	252,240,000	$25,224	$40,676	$(78,117)	$(12,217)

Capital Contributions			21,350		21,350

Net loss				(27,093)	(27,093)

Balance, December 31, 2013	252,240,000	25,224	62,026	(105,210)	(17,960)

Capital Contributions	-	-	5,100	-	5,100

Net loss				(27,823)	(27,823)

Balance, September 30, 2014	252,240,000	$25,224	$67,126	$(133,033)	$(40,683)

See accompanying notes to the financial statements.

Online - Redefined, Inc.
Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,823)	$(634)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	409	-
Changes in operating assets and liabilities:
Accounts receivable	3,469	-
Prepaid expenses	(24,000)	-
Deferred revenues	(5,000)	-
Accounts payable	1,887	(4,592)
Accrued expenses	5,632	5,457

Net cash provided by (used in) operating activities	(45,426)	231

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received (paid to) from stockholder	-	(40,926)
Capital contributions	5,100	22,350
Proceeds from convertible note payable	29,000	-

Net cash provided by (used in) financing activities	34,100	(18,576)

NET CHANGE IN CASH	(11,326)	(18,345)

Cash, Beginning of Reporting Period	14,490	56,723

Cash, End of Reporting Period	$3,164	$38,378

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax provision	$-	$-

See accompanying notes to the financial statements.

Online - Redefined, Inc.
September 30, 2014 and 2013
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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid legal fees, accounts payable and accrued expenses approximate their fair value because of the short maturity of the instrument.

The Company’s convertible note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received.  The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

There was no allowance for doubtful accounts at September 30, 2014 and December 31, 2013.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates(“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended September 30, 2014	For the Reporting Period Ended September 30, 2013

Convertible Notes Shares

On April 15, 2014, the Company issued a convertible note payable to an investor in the amount of $26,000 with interest at 4% per annum and due one year from the date of issuance convertible to the common shares of the Company at any time at $0.10 per share.	260,000	-

On July 30, 2014, the Company issued a convertible note payable to an investor in the amount of $3,000 with interest at 4% per annum and due one year from the date of issuance convertible to the common shares of the Company at any time at $0.10 per share.	30,000	-

Sub-total Convertible Notes Shares	290,000	-

Total contingent shares issuance arrangement, stock options or warrants	290,000	-

For the reporting period ended September 30, 2014 there were no potentially outstanding dilutive common shares.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements— Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).

The Update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

This Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2014. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Office Equipment

(i)      Depreciation Expense

Depreciation expense was $409 for the reporting period ended September 30, 2014.

(ii)    Annual Impairment Testing

The Company conducted its impairment testing of its office equipment on an annual basis. The management of the Company determined that there was no impairment as the fair value of office equipment exceeded their carrying values at December 31, 2013.

Note 6 – Convertible Notes Payable

On April 15, 2014, the Company issued a convertible note payable to an investor in the amount of $26,000 with interest at 4% per annum and due one year from the date of issuance convertible to the common shares of the Company at any time at $0.10 per share. On July 30, 2014, the Company issued an additional convertible note payable to an investor in the amount of $3,000 with interest at 4% per annum and due one year from the date of issuance convertible to the common shares of the Company at any time at $0.10 per share. Even though the Company’s common stock was listed in Over-The-Counter Bulletin Board (“OTCBB”) there were no trading activities from initial listing to date.  The most recent PPM the Company conducted was between February 22, 2010 and March 22, 2010 whereby the Company sold 480,000 shares of its common stock for $20,000 in aggregate for cash, or approximately $0.04167 per share. The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value and i[ intrinsic value shall be calculated at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5 ) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. The Management concluded that the issuance of the convertible notes did not contain beneficial conversion feature as its conversion price is higher than the most recent PPM price and the intrinsic value is zero.

As of September 30, 2014, the Company had a convertible notes payable balance of $29,000.

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

Amendment to the Certificate of Incorporation Affecting Shares Authorization

On March 26, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation, and (i) increased its total number of Common stock, par value $0.001 per share, which the Company is authorized to issue from Twenty Million (20,000,000) shares to Three Hundred Million (300,000,000) shares; and (ii) effectuated a 60-for-1 (1:60) forward stock split (the “Stock Split”).

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Additional Paid-in Capital

For the year ended December 31, 2013, the majority stockholder of the Company contributed $21,350 as capital.

For the reporting period ended September 30, 2014, the majority stockholder of the Company contributed $5,100 as capital.

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

Results of Operations

Q3 FY 2014 vs. Q3 FY 2013

Revenues

Our revenue decreased to $12,059 in Q3 of FY 2014 from $33,447, in Q3FY 2013. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will generally grow from their 2011 base, but we are facing increased competitive pressures and we doubt our revenues will grow to the levels we once thought possible.

Cost of Revenues and Gross Profit

Cost of Revenues decreased to $6,193 in Q3 of FY 2014 from $9,000 in Q 3 of 2013.  The decreased costs of revenues reflects decreases associated with decreased business activity.  Since our Cost of Revenues decreased less than our Revenues, we realized a gross margin of $5,866 in Q 3 of FY 2014 compared to a gross margin of $24,447 in Q3 of FY 2013. This reflects increased competitive pressures which have cut into our margins.

Operating Expenses

Operating expenses, consisting of General and administrative expense and professional fees, decreased to $20,070 in Q 3 of FY 2014 from $30,153 in Q3 of FY 2013.  This decrease in operating expenses reflects management efforts to conserve resources in keeping with our reduced operations.

Net (Loss)

Our Net Loss increased in Q3 of FY 2014 to $(14,904) from $(5,706) in Q3 of FY 2013 reflecting reduced margins on operations and reduced levels of operation.

Q1TO 3 FY 2014 vs. Q1TO 3 FY 2013

Revenues

Our revenue decreased to $42,884 in Q1 to Q3 of FY 2014 from $60,235, in Q1 to Q3FY 2013. We attribute changes in our revenue to normal variations and gradual growth as we move forward in our current model.  We anticipate that our revenues will generally grow from their 2011 base, but we are facing increased competitive pressures and we doubt our revenues will grow to the levels we once thought possible.

Cost of Revenues and Gross Profit

Cost of Revenues increased to $16,103 in Q1 to Q3 of FY 2014 from $48,272 in Q1 to Q3 of 2013.  The increased costs of revenues reflects increases associated with our initial response to increased competition in the face of decreased business activity.  Since our Cost of Revenues increased while our Revenues decreased, we realized a gross margin of only $26,781 in Q1 to Q3 of FY 2014 compared to a gross margin of $48,272 in Q1 to Q3 of FY 2013. This reflects increased competitive pressures which have cut into our margins.

Operating Expenses

Operating expenses, consisting of General and administrative expense and professional fees, increased to $54,604 in Q1 to Q 3 of FY 2014 from $48,911 in Q1 to Q3 of FY 2013.  This increase in operating expenses reflects the fact that management efforts to conserve resources in keeping with our reduced operations did not have meaningful effects until Q3.

Net (Loss)

Our Net Loss increased in Q1 to Q3 of FY 2014 to $(27,823) from $(639) in Q1 to Q3 of FY 2013 reflecting reduced margins on operations and reduced levels of operation.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent.  We do not believe that our results will be materially impacted by inflation in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock and fees generated by operations.  There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding to be available through the sale of equity. As of September 30, 2014 we had $3,164 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2014 and early Fiscal Year 2015, our primary objectives in managing liquidity and cash flows will be to preserve our business.  Our cash on hand has at times resulted from advances from our principal shareholder who is under no legal obligation to continue to make such advances.  Even if Mr. Faiman were to fail to make any further advances and we were to fail to raise any additional funds, we believe we could continue operations for at least the next 6 months.  In view of increased competition and decreased margins in our operating environment, management is continually considering additional business opportunities for our shareholders.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, our Chief Executive Officer who is also our Chief Financial Officer has concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2014.

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

ONLINE – REDEFINED, INC.
Dated: November 18, 2014	By: /s/ Dan Faiman
Dan Faiman, President and Chief Executive Officer and Chief Financial Officer